Form 10-Q
period 2009-02-28
JB Clothing Corp
filed 2009-04-15
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-154989

JB CLOTHING CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	26-3431263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47 Fountainhead Circle, Henderson, Nevada 89052
(Address of Principal Executive Offices)

(702) 279-7434
(Issuer’s telephone number)

None
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2009:   14,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]  No [   ]

Transitional Small Business Disclosure Format (Check One) Yes [   ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (September 24, 2008) and five months ended February 28, 2009 are not necessarily indicative of results that may be expected for the year ending August 31, 2009.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

JB CLOTHING CORPORATION

JB CLOTHING CORPORATION
(A Development Stage Company)
Balance Sheets

	(unaudited)
ASSETS	February 28, 2009	September 30, 2008

Current assets:
Cash and cash equivalents	$37,613	$5,175
Total current assets	37,613	5,175

	$37,613	$5,175

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Advance from shareholder	$2,400	$500
Total current liabilities	2,400	500

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares authorized;
14,000,000 and 10,000,000 issued and outstanding
as of 02/28/09 and 09/30/08 respectively	14,000	10,000
Additional paid in capital	31,730	-
Deficit accumulated during development stage	(10,517)	(5,325)
Total stockholders' equity	35,213	4,675

Total liabilities and stockholders' equity	$37,613	$5,175

The accompanying notes are an integral part of the financial statements

JB CLOTHING CORPORATION
(A Development Stage Company)

Statements of Operations

		(Unaudited)
	(Unaudited)	September 24, 2008
	For the three	(Inception)
	months ended	through
	February 28, 2009	February 28, 2009

Revenues	$-	$-

Operating expenses
General and administrative	120	10,517
	120	10,517

(Loss) from operations	(120)	(10,517)

Other income (expense)
Interest income	-	-
Interest expense	-	-
Loss before income taxes	(120)	(10,517)

Income tax benefit (provision)	-	-
Net (loss)	$(120)	$(10,517)

Basic and diluted loss per common share	$(.00001)	$(0.001)

Basic and diluted weighted average common shares outstanding	10,678,111	10,325,032

The accompanying notes are an integral part of the financial statements

JB CLOTHING CORPORATION
(A Development Stage Company)

Statement of cash flows

(unaudited)
September 24, 2008
(Inception)
through
February 28, 2009

Cash flows from operating activities:
Net loss	$(10,517)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	5,000
Net cash (used in) operating activities	(5,517)

Cash flows from financing activities:
Advance from shareholder	2,400
Net proceeds from issuance of common stock	40,730
Net cash provided by financing activities	43,130

Net change in cash	37,613
Cash, beginning of period	-
Cash, ending of period	$37,613

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$5,000

The accompanying notes are an integral part of the financial statements

JB CLOTHING CORPORATION
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

Note 1.  Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2008 audited financial statements.  The results of operations for the periods ended February 28, 2009 are not necessarily indicative of the operating results for the full years.

The Company's fiscal year end is August 31.

Note 2. Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net losses of approximately $10,500 from the period of September 24, 2008 (Date of Inception) February 28, 2009 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3. Stockholders’ equity

The Company's articles of incorporation provide for the authorization of seventy million (70,000,000) shares of common stock and five million (5,000,000) shares of preferred stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of September 30, 2008 the Company had 10,000,000 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

On September 24, 2008, the Company issued 5,000,000 shares of common stock at $0.001 par value to Rick Plote, the Company’s president and shareholder for services provided valued at $5,000.

On September 24, 2008, the Company issued 5,000,000 shares of common stock at $0.001 par value to Rick Plote, the Company’s president and shareholder for capital investment totaling $5,000.

On November 4, 2008, The Company initiated a filing of Registration Statement with the Securities and Exchange Commission, on Form S-1 to register for the sale of 4,000,000 shares of common stock to investors at $0.01 per share.  As of February 28, 2009, all shares of common stock subscriptions have been received from 24 investors, raising $35,730 in proceeds, net of $4,270 of offering costs.

Note 4.  Related party transactions

The Company issued 5,000,000 shares of common stock to its president/ shareholder for service provided valued at $5,000.

The Company issued 5,000,000 shares of common stock to its president/ shareholder for equity investment valued at $5,000.

Advance from president/ shareholder was $2,400 as of February 28, 2009.

Item 2. Management’s Discussion and Analysis of Financial Conditions and

Results of Operations

Plan of Operation

On December 3, 2008 we received approval from the Securities and Exchange Commission of our Registration Statement on Form S-1 wherein we registered 4,000,000 shares of our $.001 common stock in order to raise $40,000.00 as our initial capital prior to filing an application with the NASD on Form 211 to be listed on a public exchange

Results of Operation

The Company did not have any operating income from inception (September 24, 2008) through February 28, 2009. For the period from inception, September 24, 2008 through the quarter ended February 28, 2009, the registrant recognized a net loss of $10,517. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At February 28, 2009 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending full implementation of the Company’s business model.

Critical Accounting Policies

JB Clothing Corporation’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements.  While all these significant accounting policies impact its financial condition and results of operations, JB Clothing Corporations’ views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 (Exchange Act) as a process designed by or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that is in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in  accordance with authorizations of our management and directors: and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of February 28, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of February 28, 2009 our internal controls over financial reporting were not effective.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2009.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of February 28, 2009, our disclosure controls and procedures were not effective.

(b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended February 28, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JB CLOTHING CORPORATION

Date: April 6, 2009

/s/ Rick A. Plote
Rick A. Plote
President, Chief Executive Officer,
Secretary, Chief Financial Officer,
Director