Form 10-Q
period 2009-05-31
JB Clothing Corp
filed 2009-07-10
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-154989

JB CLOTHING CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	26-3431263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Spring Street, St 203, La Mesa California, 91941
(Address of Principal Executive Offices)

47 Fountainhead Circle, Henderson, Nevada 89052
(Former Address)

619 702 1404
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of   July 1, 2009  14,000,000 shares of common stock were issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]      No [   ]

Transitional Small Business Disclosure Format (Check One) Yes [   ]      No [X]

PART I – FINANCIAL INFORMATION

    Item 1.  Financial Statements

    Item 2.  Management’s Discussion and Analysis of Financial Condition

    Item 4.  Control and Procedures

PART II – OTHER INFORMATION

    Item 1.  Legal Proceedings

    Item 2.  Changes in Securities

    Item 3.  Defaults Upon Senior Securities

    Item 4.  Submission of Matters to a Vote of Security Holders

    Item 5.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (September 24, 2008) and six months ended May 31, 2009 are not necessarily indicative of results that may be expected for the year ending August 31, 2009.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

JB CLOTHING CORPORATION

JB CLOTHING CORPORATION
(A Development Stage Company)

Balance sheets

	(unaudited)
ASSETS	May 31, 2009	September 30, 2008

Current assets:
Cash and cash equivalents	$34,483	$5,175
Total current assets	34,483	5,175

	$34,483	$5,175

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Advance from shareholder	$2,400	$500
Total current liabilities	2,400	500

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares authorized;
14,000,000 and 10,000,000 shares issued and outstanding	14,000	10,000
Additional paid in capital	31,730	-
Deficit accumulated during development stage	(13,647)	(5,325)
Total stockholders' equity	32,083	4,675

Total liabilities and stockholders' equity	$34,483	$5,175

The accompanying notes are an integral part of the financial statements

JB CLOTHING CORPORATION
(A Development Stage Company)

Statements of operations

			(Unaudited)
	(Unaudited)	(Unaudited)	September 24, 2008
	For the three	For the six	(Inception)
	months ended	months ended	through
	May 31, 2009	May 31, 2009	May 31, 2009

Revenues	$-	$-	$-

Operating expenses
General and administrative	3,130	5,836	13,647
	3,130	5,836	13,647

(Loss) from operations	(3,130)	(5,836)	(13,647)

Other income (expense)
Interest income	-	-	-
Interest expense	-	-	-
Loss before income taxes	(3,130)	(5,836)	(13,647)

Income tax benefit (provision)	-	-	-
Net (loss)	$(3,130)	$(5,836)	$(13,647)

Basic and diluted loss per common share	$(0.000)	$(0.000)

Basic and diluted weighted average common shares outstanding	14,000,000	14,000,000

The accompanying notes are an integral part of the financial statements

JB CLOTHING CORPORATION
(A Development Stage Company)

Statements of cash flows

		(unaudited)
	(Unaudited)	September 24, 2008
	For the six	(Inception)
	months ended	through
	May 31, 2009	May 31, 2009

Cash flows from operating activities:
Net loss	$(5,836)	$(13,647)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	5,000
Net cash (used in) operating activities	(5,836)	(8,647)

Cash flows from financing activities:
Advance from shareholder	1,900	2,400
Net proceeds from issuance of common stock	35,730	40,730
Net cash provided by financing activities	37,630	43,130

Net change in cash	31,794	34,483
Cash, beginning of period	2,689	-
Cash, ending of period	$34,483	$34,483

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$-	$5,000

The accompanying notes are an integral part of the financial statements

JB CLOTHING CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1.  Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2008 audited financial statements.  The results of operations for the periods ended May 31, 2009 are not necessarily indicative of the operating results for the full years.

The Company's fiscal year end is August 31.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net losses of approximately $13,600 from the period of September 24, 2008 (Date of Inception) to May 31, 2009 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3. Stockholders’ equity

The Company's articles of incorporation provide for the authorization of seventy million (70,000,000) shares of common stock and five million (5,000,000) shares of preferred stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of May 31, 2009 the Company had 10,000,000 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

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

Advance from president/ shareholder was $2,400 as of May 31, 2009.

Note 5.  Subsequent Events

Under the terms of the Stock Purchase Agreement, on June 19, 2009   Rick Plote resigned  as Director, President, Chief Executive Officer, Secretary, Chief Financial Officer, Principle Accounting Officer of JB Clothing Corporation (“JBCC”) .

On June 19, 2009 the Board of Directors of JBCC elected David R. Koos, 51, as sole Director of JBCC and appointed Mr. Koos President, Chief Executive Officer, Secretary, Chief Financial Officer, Principle Accounting Officer of JBCC.

Dr. Koos has served as  Chairman, CEO, President, Secretary, and Acting CFO of the Seller  since June 19, 2006, and as Chairman CEO, President, Secretary, and Acting CFO of the Subsidiary since August 22, 2008.

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

The Company did not have any operating income from inception (September 24, 2008) through May 31, 2009. For the period from inception, September 24, 2008 through the quarter ended May 31, 2009, the registrant recognized a net loss of $13,647. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At May 31, 2009 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending full implementation of the Company’s business model.

Critical Accounting Policies

JB Clothing Corporation’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of May 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of May 31, 2009 our internal controls over financial reporting were not effective.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2009.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of May 31, 2009, our disclosure controls and procedures were not effective.

(b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended May 31, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JB CLOTHING CORPORATION

Date: July 8, 2009

/s/ David Koos
David Koos
President, Chief Executive Officer,
Secretary, Chief Financial Officer,
Director