Form 10-K
period 2009-08-31
ENTEST BIOMEDICAL, INC.
filed 2009-11-17
CIK 1449447

United States Securities and Exchange Commission
Washington, D.C.  20549

Form 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending August 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission file number: 333-154989

ENTEST BIOMEDICAL, INC.
(Name of small business issuer in its charter)

Nevada	26-3431263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Spring Street, Suite 203, La Mesa California, 91941
(Address of Principal executive offices)

Issuer’s telephone number: 619 702 1404

_______________

Securities registered under Section 12(b) of the “Exchange Act” None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]	Accelerated filer [ ]	Non accelerated filer [ ]
Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of November 10, 2009, Entest had 17,553,040 common shares outstanding and no preferred shares outstanding.

In this annual report, the terms “Entest BioMedical, Inc.. ”, “Entest”,  “Company”, “we”, or “our”, unless the context otherwise requires, mean Entest BioMedical, Inc., a Nevada corporation, and its subsidiary.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;
•	competitive factors;
•	degree of success of research and development programs
•	the operation of our business; and
•	general economic conditions

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

PART I

Item 1. Business

GENERAL DEVELOPMENT OF BUSINESS OF ENTEST

We were incorporated in the State of Nevada on September 24, 2008 as JB Clothing Corporation.  Until July 10, 2009, our principal business objective was the offering of active/leisure fashion design clothing.
On July 10, 2009 we abandoned our efforts in the field of active/leisure fashion design clothing when we acquired 100% of the share capital of Entest BioMedical, Inc., a California corporation, (“Entest CA”) from Bio-Matrix Scientific Group, Inc. (“BMSN”) for consideration consisting of 10,000,000 shares of the common stock of the Company and the cancellation of 10,000,000 shares of the Company owned and held by Mr. Rick Plote.

As a result of this transaction, the former stockholder of Entest CA held approximately 70% of the voting capital stock of the Company immediately after the transaction.  For financial accounting purposes, this acquisition was a reverse acquisition of the Company by Entest CA under the purchase method of accounting, and was treated as a recapitalization with Entest CA as the acquirer.

Upon acquisition of Entest CA, we abandoned our efforts in the field of active/leisure fashion design clothing.  Our business is currently the business of Entest CA, and we are currently a development stage company which intends to develop and commercialize stem cell based therapies, medical devices and medical testing procedures.

On July 12, 2009 we adopted the name of Entest CA when we changed our name to Entest BioMedical, Inc.

On October 23, 2008 The Regents of the University of California (“Regents”) and Entest CA executed an Exclusive License Agreement (“ELA”).

Pursuant to the ELA and subject to the limitations set forth in the ELA, The Regents  granted to Entest an exclusive license (the "License") under The Regents’ interest in Provisional Patent Application No. 61/030,316 entitled “SCREENING TEST FOR GESTATIONAL DIABETES MELLITUS” filed 02/21/2008 (UCLA Case No. 2007-523-1) (“Regents Patent Rights”) in jurisdictions where Regents' Patent Rights exist, to make, have made, use, sell, offer for sale and import Licensed Products (as “Licensed Products” is defined in the ELA) and to practice Licensed Methods (as “Licensed Methods” is defined in the ELA) in all fields of use to the extent permitted by law.

"Licensed Product", as defined in the ELA,  means any article, composition, apparatus, substance, chemical, or any other material covered by Regents' Patent Rights or whose manufacture, use or sale would, absent the license granted under the ELA, constitute an infringement, inducement of infringement, or contributory infringement, of any claim within Regents' Patent Rights, or any service, article, composition, apparatus, chemical, substance, or any other material made, used, or sold by or utilizing or practicing a Licensed Method.

"Licensed Method", as defined in the ELA, means any process, service, or method which is covered by Regents' Patent Rights or whose use or practice would, absent the license granted under the ELA, constitute an infringement, inducement of infringement, or contributory infringement, of any claim within Regents' Patent Rights.

Pursuant to the ELA, Entest shall be obligated to pay to The Regents for sales by Entest and sublicensees:

(i) an earned royalty of Six percent (6%) of Net Sales of Licensed Products or Licensed Methods.

(ii) a minimum annual royalty of Fifty thousand dollars ($50,000) for the life of Regents' Patent Rights, beginning one year after the first commercial sale of Licensed Product.  The minimum annual royalty will be credited against the earned royalty due and owing for the calendar year in which the minimum payment was made.

(iii) pay to The Regents a license maintenance fee of Five thousand dollars ($5,000) beginning on the one-year anniversary date of the effective date of the ELA and continuing annually on each anniversary date of the Effective Date.  The maintenance fee will not be due and payable on any anniversary date of the effective date if on that date Licensee is commercially selling a Licensed Product and paying an earned royalty to The Regents on the sales of that Licensed Product.

Pursuant to the ELA, Entest is also obligated to:

    (a) diligently proceed with the development, manufacture and sale ("Commercialization") of Licensed Products and must earnestly and diligently endeavor to market them within a reasonable time after execution of the ELA and in quantities sufficient to meet the market demands for them.

    (b) endeavor to obtain all necessary governmental approvals for the Commercialization of Licensed Products.

Unless otherwise terminated by operation of law or by acts of the parties in accordance with the terms of the ELA, the ELA remains in effect for the life of the last-to-expire patent or last to be abandoned patent application in Regents' Patent Rights, whichever is later.

On June 15, 2009 Entest CA entered into an agreement (“Agreement”) with BMSN whereby BMSN will make available the services of Dr. Brian Koos. Pursuant to this Agreement Dr. Koos will:

(i)     Advise Entest in determining specific studies and time-lines that are needed

    (a) to establish the clinical usefulness of a Screening Test for Gestational Diabetes licensed by Entest from the Regents of the University of California  (the "Screening Test") and

    (b) to create a new rapid analysis method for screening large populations (collectively, the "Technology").

(ii)     Advise Entest in:

    (a) the design and completion of the specific studies that demonstrate the clinical usefulness of the Screening Test and

    (b) establishing and validating a new method for rapid screening of large populations.

The Term of the Agreement is 5 years. Entest is obligated to compensate BMSN in the amount of $10,000 pursuant to this Agreement.

Dr. Brian Koos is currently a professor of Obstetrics and Gynecology at the David Geffen School of Medicine at UCLA and also serves on Entest’s Scientific Advisory Board.

In May 2009, Entest CA submitted a Project Summary Report to the U.S. Army Medical Research and Material Command (USAMRMC) for consideration of funding to study the therapeutic potential of Adipose Derived Stem Cells harvested from liposuction for treating Traumatic Brain Injury. As of August 31, 2009, Entest is awaiting a response from USAMRMC.

On October 7, 2009 we applied for an Exploratory/Development Phase II grant from the National Cancer Institute (NCI). The application involves perfecting the use of cell lines for sustained release of immunologically relevant cytokines for maximum anti-tumor immune responses in treating cancer. The treatment process will utilize an implantable chamber device as the vaccine delivery system As of August 31, 2009, the grant application had been assigned to a Scientific Review Group for scientific merit evaluation.

On August 11, 2009 we filed a provisional patent application with the US Patent and Trademark Office (“Treatment of Chronic Obstructive Pulmonary Disease with Autologous Ex Vivo Modified Macrophages”) for a treatment of Chronic Obstructive Pulmonary Disease.

On August 18, 2009, BMSN entered into an agreement (“Agreement”) with Therinject, LLC, a California Limited Liability Company (“Therinject”) and Dr. Stephen Josephs, PhD. Pursuant to the Agreement, Therinject and Dr. Josephs shall assist BMSN in the development and marketing of a therapeutic cancer vaccine utilizing medical devices utilized for the therapeutic delivery of cells, proteins and/or amino acids (“Cancer Vaccine”).

Any and all intellectual property (i) resulting from the efforts of the Parties pursuant to this agreement and (b) comprising or materially related to the Cancer Vaccine shall become the property of the Company.

Any and all intellectual property (i) resulting from the efforts of the Parties pursuant to this agreement and (b) not comprising or materially related to the Cancer Vaccine shall be owned 50% by Therinject and 50% by the Company.

On October 21, 2009 we entered into a Letter of Intent (LOI) with Therinject and Dr. Steven Josephs, PHD regarding the acquisition by the Registrant of 100% of Therinject. Therinject is engaged in cancer research, marker testing / development and “bead” formation used in vaccine development.

The transaction contemplated by the LOI is subject to the execution of a definitive agreement upon mutually acceptable terms and conditions. The provisions of the LOI are non binding on all parties with the exception of provisions regarding access to records for purposes of due diligence, termination of duties to negotiate in good faith, non disclosure of confidential information, disclaimer of liabilities and choice of governing law and venue.

On October 22, 2009, we filed a provisional patent application (“Cancer therapy by intratumoral injection of a chemotherapeutic agent in combination with a bioactive immunostimulatory agent”) with the USPTO for a therapy which provides for the simultaneous intratumoral injection of chemotherapeutic agents in combination with immunomodulatory agents in sustained release formulations. The chemotherapeutic agent is for the purpose of directly killing the tumor cells for the release of antigens while the immunomodulatory protein or factor is to stimulate the antigenic response of the host to the antigens.

On November 3, 2009 we filed a provisional patent application (“Treatment of Chronic Obstructive Pulmonary Disease By Autologous Stem Cells and Low Level Laser Irradiation”) with the USPTO regarding the use of an autologous stem cell source together with a low level laser irradiation for therapeutic synergy reduction of Chronic Obstructive Pulmonary Disease progression and stimulation of pulmonary regeneration.

Principal Products and Services

We intend to develop and commercialize therapies, medical devices and medical testing procedures. Our current strategy is to (a) license intellectual property (“IP”) for development and commercialization by Entest and (b) fund the development of internally developed IP through obtaining of grants from governmental and other entities. While we believe that we will secure such grants, no assurances may be given that such grants will be obtained by us. We also anticipate funding our financial needs through sale of equity and/or debt securities. There can be no assurance that funds will be raised through the sale of equity or debt securities on terms favorable to the Company or at all.

Distribution methods of the products or services:

It is anticipated that Entest will enter into licensing and/or sublicensing agreements with outside entities in order that Entest may obtain royalty income on the products and services which it may develop and commercialize.

Competitive business conditions and Entest's competitive position in the industry and methods of competition;

We are recently formed and have yet to achieve revenues or profits.  The industries in which we intend to compete are highly competitive and characterized by rapid technological advancement. Many of our competitors have greater resources than we do. We intend to be competitive by utilizing the services and advice of individuals that we believe have expertise in their field in order that we can concentrate our resources on projects  in which products and services in which we have the greatest potential to secure a competitive advantage  may be developed and commercialized .

To that effect, we have established a Scientific Advisory Board of (the Advisory Board) comprised of individuals who we believe have a high level of expertise in their professional fields and who have agreed to provide counsel and assistance to us in (a) determining the viability of proposed projects (b) obtaining financing for projects and (c) obtaining the resources required to initiate and complete a project in the most cost effective and rapid manner. The members of the Advisory Board have also agreed to act   as consultants on a project by project basis in addition to other services they may provide under any other contractual obligations to us.

Members of the Advisory Board include as follows:

Dr. Brian Koos, MD:

Dr. Koos is Vice Chair and Professor, Obstetrics and Gynecology, at the David Geffen School of Medicine at UCLA as well as a member of the Brain Research Institute of UCLA.

Dr. Steven Josephs, PhD:

Dr.  Josephs is currently serving as Chief Scientific Officer of TherInject LLC, a company involved in the development of pharmaceuticals to be utilized for the treatment of cancer. Dr. Josephs has 34 years of experience in research and clinical product development and production for biologics, gene therapy and medical devices.

Dr. Josephs has previously served as Director of Research and Development for Therapheresis, Inc, Head of Virology and Senior Research Scientist for Baxter Healthcare Corporation, and Director of Molecular Biology at Universal Biotechnology, Inc where Dr. Josephs directed a group performing contract molecular biology services for government and private industry.

Dr. Josephs has also worked for the National Cancer Institute where his duties included studies of the human T-cell leukemia virus as well as sequence determination and functional analyses of HIV. Dr. Josephs is the co-discoverer of human herpesvirus-6, the etiologic agent of Roseola.

Dr. Josephs holds a B.A. in Chemistry, a Ph.D. in Chemistry and has been granted a Professional Certificate in Drug Development and an ADMET process certificate by the University of California, San Diego. Dr. Josephs has also earned a Master of Science in Science Teaching.

Dr. Ewa Carrier, MD

Dr. Carrier is Associate Professor of Clinical Medicine and Pediatrics, University of California San Diego
Blood and Marrow Transplant Program.

Dr. Carrier has served as principal investigator for the following clinical protocols:

Protocol For The Use of AMD3100 to Mobilize Peripheral Blood Stem Cells For Collection and Transplantation - Emergency Compassionate Use, Single Patient IND.
Erythropoietic Differentiation of Human ES Cells
CTLA-4 Blockade with MDX-010 to Induce Graft-Versus-Malignancy Effects Following Allogeneic Hematopoietic Stem Cell Transplantation. (NCI Protocol Number P-6082) (closed to accrual).
Phase 3 Randomized, Open-label Clinical Trial of Tanespimycin (KOS-953) plus Bortezomib Compared to
Bortezomib Alone in Patients with Multiple Myeloma in First Relapse [Protocol KAG-301] [Protocol Version 21-JUL-2007]
Autologous Stem Cell Transplant for Myasthenia Gravis
Collection of Bone Marrow from Patients with Multiple Myeloma for Study of New Therapies.
A Pilot Study of High-Dose Immunosuppression and Autologous Stem Cell Infusion in Patients with Systemic Lupus
Erythematosus Refractory to Conventional Therapy (closed to accrual)
Autologous Stem Cell Transplant for Myasthenia Gravis – a retrospective analysis.

Dr Carrier has served as co investigator for the following clinical protocols:

Pilot Study of Allogeneic Peripheral Blood Progenitor Cell Transplantation in Patients with Chemotherapy-Refractory or Poor- Prognosis Metastatic Breast Cancer.
Pilot Study of a Non-Myeloablative Preparative-Regimen for Allogeneic Peripheral Blood Progenitor Cell Transplantation in Patients with Chronic Myeloid and Lymphoid Malignancies.
Phase II Study of a Non-Myeloablative Preparative-Regimen for Allogeneic Hematopoietic Cell Transplantation From Matched Unrelated Donors in Patients with Chronic Myeloid and Lymphoid Malignancies.
A Phase II Study of Tumor-Specific Idiotype (Id) and Soluble GM-CSF Vaccination Following Autologous Peripheral Blood Stem Cell Transplantation in Patients with Low-Grade Non-Hodgkin's Lymphomas.
Phase II Study of FavId (Tumor-Specific Idiotype-KLH) and Soluble GM-CSF Immunotherapy in Patients with Stable or Progressive Grade 1 or 2 Follicular B-Cell Lymphomas [FavId01]
Phase II Trial of Rituxan® plus FavId™ (Tumor-Specific Idiotype-KLH) and GM-CSF Immunotherapy in Patients with Grade 1 or 2 Follicular B-Cell Lymphoma [FavId-04].

Sources and availability of raw materials and the names of principal suppliers;

The supplies and materials required to conduct our operations are available through a wide variety of sources and may be obtained through a wide variety of sources.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

Entest has not been granted any patent. Entest is currently party to the ELA previously discussed in this document. Other than the ELA, Entest is not currently party to any royalty agreements.  Entest is not party to any binding labor contracts.

Need for any government approval of principal products or services, effect of existing or probable governmental regulations on the business

The products and services which Entest contemplates developing and commercializing may fall within the definition of several different kinds of regulated products:

1.	Biologic products,

2.	Medical devices,

3.	Human cells, tissues, cellular and tissue-based products.

All of these products would be regulated primarily by the US Food and Drug Administration (“FDA”)

Biologic products:

In the event the product or service is classified a biologic product, it is likely that the FDA would require the submission of Biologics License Application (BLA).

The BLA is regulated under 21 CFR 600 – 680  and is submitted by any legal person or entity who is engaged in manufacture or an applicant for a license who takes responsibility for compliance with product and establishment standard.

Medical Devices:

The US Food and Drug Administration (“FDA” must classify medical devices into one of three regulatory classes: Class I, Class II, or class III. FDA classification of a device is determined by the amount of regulation necessary to provide a reasonable assurance of safety and effectiveness.

Class I devices present minimal potential for harm to the user and are often simpler in design than Class II or Class III devices. These devices are subject only to general controls.

Class II devices are those for which general controls alone are insufficient to assure safety and effectiveness, and additional existing methods are available to provide such assurances. Therefore, Class II devices are also subject to special controls in addition to the general controls of Class I devices. Special controls may include special labeling requirements, mandatory performance standards, and postmarket surveillance.

A Class III device is one for which insufficient information exists to assure safety and effectiveness solely through the general or special controls sufficient for Class I or Class II devices. Such a device needs premarket approval, a scientific review to ensure the device's safety and effectiveness, in addition to the general controls of Class I.

Class III devices are described by the FDA  as those for which "insufficient information exists to determine that general controls are sufficient to provide reasonable assurance of its safety and effectiveness or that application of special controls ... would provide such assurance and if, in addition, the device is life-supporting or life-sustaining, or for a use which is of substantial importance in preventing impairment of human health, or if the device presents a potential unreasonable risk of illness or injury."

Most Class I devices are exempt from Premarket Notification 510(k); most Class II devices require Premarket Notification 510(k); and most Class III devices require Premarket Approval.

Most Class I devices are exempt from Premarket Notification ; most Class II devices require Premarket Notification (PMN) consisting of notifying the  FDA of their intent to market a medical device at least 90 days in advance; and most Class III devices require Premarket Approval (“PMA”) . The PMA process is more involved than the PMN process and includes the submission of clinical data to support claims made for the device. It is anticipated that many, if not most, of the products that may be developed by Entest will be classified as Class III devices and require a PMA.

Human cells, tissues, cellular and tissue-based products:

Human cells, tissues, cellular and tissue-based products (defined by the FDA as "articles containing or consisting of human cells or tissues that are intended for implantation, transplantation, infusion, or transfer into a human recipient”) are regulated primarily pursuant to 21 CFR 1270 which regulates, among other things, donor suitability, records retention, and the inspection of any facilities by authorized inspector of the FDA.

These products and services, if they involve cells or tissues that are highly processed, are used for other than their normal function, are combined with non-tissue components, or are used for metabolic purposes, may also be regulated under the Public Health Safety Act, Section 351, which regulates the licensing of biologic products and requires the submission of an investigational new drug application to the FDA before studies involving humans are initiated.

The types of products or services that Entest contemplates developing and marketing will also likely be subject to State regulation.

Amount spent during the last fiscal year research and development activities
During the fiscal year ended August 31, 2009 we expended $10,000 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local);

Entest has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees.

As of November 10, 2009, Entest has one employee who is full time.

Item 2. Properties.

On June 15, 2009 Entest CA entered into an agreement with BMSN whereby Entest CA has agreed to sublease approximately 3,000 square feet of office space from BMSN for 36 months commencing on June 30, 2009 and ending on June 30, 2012 for consideration consisting of monthly rental payments of $4,100 per month.

This property is utilized as office space. We believe that the foregoing property is adequate to meet its current needs. While it is anticipated that we will require access to laboratory facilities  in the future, we believes that access to such facilities are available from a variety of sources including, but not limited to, BMSN.

Item 3. Legal Proceedings.

We are not currently party to any material pending legal proceedings, nor were we party to any such proceeding that was terminated during the fourth quarter of the fiscal year covered by this report.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is a "penny stock," as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of the Company is subject to the penny stock rules, it may be more difficult to sell common stock of the Company.

The Company’s authorized capital stock consists of 70,000,000 shares of common stock with a par value $.001, and 5,000,000 shares of preferred stock with a par value $.001 per share.  As of November 10, 2009 there are 17,553,040 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

(a) Our common stock is traded on the OTCBB under the symbol "ENTB”. Prior to August 11, 2009    there was no established trading market for our common stock.  Below is the range of high and low bid information for our common equity for each quarter within the last fiscal year. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

September 1, 2008 to August 31, 2009	High	Low
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	$4.00	$0.53

Holders

As of November 1, 2009 there were approximately 315 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending August 31, 2009. We do not expect to declare cash dividends in the immediate future.

Recent Sales of unregistered Securities

Between the period beginning September 24, 2008 (inception) and ending September 30, 2008 the Company:

•
issued 5,000,000 common shares (“Shares”) valued at $5,000 to Rick Plote as consideration for services rendered. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

•
issued 5,000,000 common shares (“Shares”) valued to Rick Plote for consideration consisting of $5,000 cash. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. Net Proceeds were $5,000 and were utilized for working capital.

No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On July 10, 2009 the abovementioned 10,000,000 shares were returned to the company for cancellation and cancelled.

On July 10, 2009 the Company issued 10,000,000 common shares (“Shares”) to BMSN for consideration consisting of 1,500 common shares of Entest CA. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On August 3, 2009, the Company sold 1,000,000 common shares (“Shares”) to an investor at a price of $0.10 per share for net proceeds to the Company of $100,000. The Company permitted the investor to credit $100,000 that the investor had deposited with BMSN (“BMSN Deposit”) towards the share purchase. As a result of this transaction, the BMSN Deposit was credited by BMSN to the Company and was applied as follows:

(a)	$10,000 was applied to satisfy consideration due to BMSN from the Company in connection with the agreement with Dr. Brian Koos
(b)	$90,000 will be applied to rental payments due to BMSN over the course of the aforementioned sublease agreement between the Company and BMSN.

The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On August 8, 2009 the Company issued a Restricted Stock Award of 2,000,000 common shares to David Koos, the Company’s CEO (“Koos Award”). The Koos Award

a)	may not be transferred or hypothecated until the expiration of a six month period from the issuance date (“Vesting Date”) and
b)	is subject to forfeiture in the event that Koos shall cease serving as Chief Executive Officer of the Company prior to the Vesting Date

The consideration was the service of Koos. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On August 31, 2009 the Company issued 50,000 common shares (“Shares”) to a consultant as consideration for services rendered valued at $200,000.

The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On September 10, 2009, the Company sold 500,000 common shares (“Shares”) to an investor for consideration of $50,000.  Net proceeds from the sale of the shares were $50,000 of which $5,000 were utilized for working capital and $45,000 were utilized to prepay rent to BMSN. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On October 5, 2009 the Company issued 3,040 common shares (“Shares”) to David Koos, the Company’s CEO for consideration consisting of services. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

 (b) Use of Proceeds, Registered Offering

On December 12, 2008, our registration statement on Form S-1 was declared effective for our public offering, pursuant to which we registered the offering and sale of an aggregate 4,000,000 shares of common stock at an offering price of $0.01 per share, or aggregate offering price of $40,000. The Company offered the shares on a “self-underwritten”, best-efforts all or none basis directly through our then sole officer and director, Mr. Rick Plote.  The shares were offered and sold by the former management of the Company at a fixed price of $.01 per share. As of January 14, 2009 – 4,000,000 common shares were sold by the Company for proceeds to the Company of $40,000

 As a result of the offering, we received net proceeds of $40,000. Between January 14, 2009 and June 10, 2009 the entire amount of the net proceeds of the offering had been utilized by the former management of the Company as follows:

$  1,750 utilized for legal fees related to the offering
$  34,213 for consulting expenses
$  4,037 for working capital purposes

This represented a material change from the anticipated use of proceeds described in the Form S-1 in that the majority of the funds raised were utilized to pay consulting expenses. The S-1 stated that any amounts allocated for a particular purpose and not expended completely shall be held in reserve as working capital and subject to reallocation to other expenditures as required for ongoing operations.

Item 6. Selected Financial Data

As we are a “smaller reporting company” as defined by Rule 229.10(f)(1), we are  not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The transaction between Entest CA and the Company is considered a reverse acquisition under SFAS 141 (R) Business Combinations (“SFAS 141 (R)”). A reverse acquisition occurs when the legal acquirer, or the entity that issues the securities in the transaction, is identified as the acquiree for accounting purposes. As a result, financial statement information will reflect the historical activity of Entest CA up to the date of the acquisition and the combined company thereafter.

As of August 31, 2009, we had $250 cash on hand current liabilities of $2,355 such liabilities consisting of Accounts Payable. For the fiscal year ended August 31, 2009 we generated no revenue and incurred net losses of $245,515.

As of August 31, 2008, Entest CA had no cash on hand and no current liabilities. For the period from inception (August 22, 2008) to August 31, 2008 Entest CA generated no revenue and incurred net losses of $408.  As Entest was not formed until August 22, 2008 there is no comparable prior period.  From inception to August 31, 2008 the activities of Entest were primarily organizational in nature.

We feel we will not be able to satisfy its cash requirements over the next twelve months and shall be required to seek additional financing. At this time, we plan to fund our financial needs through grant funding (which cannot be assured) and, if required, through equity private placements of common stock. (No plans, terms, offers or candidates have yet been established and there can be no assurance that the company will be able to raise funds on terms favorable to us or at all.)

We cannot assure that we will be successful in obtaining financing necessary to implement our business plan.  We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate.  For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances.

Sources of liquidity for us for the fiscal year ended August 31, 2009 consisted of (a) the sale of  1,000,000  common shares for cash proceeds of $100,000 which was utilized to pay research and development expenses and prepay rental expenses and (b) capital contributions of $485 from BMSN which were utilized for general and administrative expenses.

Sources of liquidity for Entest CA for the period from inception to August 31, 2008 consisted of the sale of 1,500 common shares to BMSN for cash of $408 which was utilized to pay expenses connected with the incorporation of Entest CA.

As of November 10, 2009 we are not party to any binding agreements which would commit Entest to any material capital expenditures

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are  not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders
Entest BioMedical, Inc.

I have audited the accompanying consolidated balance sheet of Entest BioMedical, Inc. as of August 31, 2009 and 2008 and the related statements of operations, stockholders’ equity and cash flows for the year ended August 31, 2009 and the period ended August 31, 2008. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

Except as discussed in the following paragraph, I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but do not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Entest BioMedical, Inc. as of August 31, 2009 and 2008 and the results of its operations and changes in stockholders equity and cash flows for the year ended August 31, 2009 and the period ended August 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company is a going concern.  As discussed in Note 2 to the financial statements, the Company has not generated income and has accumulated losses.  This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Kinross-Kennedy/

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
November 10, 2009

Entest BioMedical, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
As of August 31, 2009 and 2008

	2009	2008

ASSETS
Current Assets
Cash	$250	$-
Current Portion of Prepaid Expenses	45,100	-
Total Current Assets	45,350	-
.
Non Current Portion of Prepaid Expenses	36,700	-

TOTAL ASSETS	$82,050	$-

LIABILITIES
Current Liabilities
Accounts Payable	$2,355	$-

STOCKHOLDERS' EQUITY
Preferred Stock , $0.001 par value 5,000,000 shares authorized
0 shares issued and outstanding as of August 31, 2009 and 2008
Common Stock: $0.001 par value, 70,000,000 shares authorized at August 31, 2009
Common Stock: No par value, 1,500 shares authorized August 31, 2008
17,050,000 issued and outstanding at August 31, 2009
1500 shares issued and outstanding at August 31, 2008	17,050	408
Additional paid in Capital	308,083	-
Contributed capital	485	-
Deficit accumulated during the development stage	(245,923)	(408)

Total Stockholders' Equity	79,695	-

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$82,050	$-

The accompanying Notes are an integral part of these Financial Statements.

Entest BioMedical, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
For the year ended August 30, 2009 and period ended August 31, 2008

		Period from	Period from
		Inception	Inception
	Year Ended	(August 22, 2008)	(August 22, 2008)
	August 31, 2009	to August 31, 2008	to August 31, 2009

REVENUES
Total Revenues	$-	$-	$-

COSTS AND EXPENSES
Research and Development	10,000		10,000
Rent	8,200		8,200
General and Administrative	27,237		27,237
Incorporation Costs	-	408	408
Consultant's Expenses	200,000		200,000
Miscellaneous Expenses	78	-	78

Total Costs and Expenses	245,515	408	245,923

OPERATING LOSS	(245,515)	(408)	(245,923)
Loss before income taxes	(245,515)	(408)	(245,923)
Income Taxes	-	-	-

NET INCOME (LOSS)	$(245,515)	$(408)	$(245,923)

Loss per share, basic and diluted	$(0.11)	$(0.27)

Weighted average shares outstanding,
basic and diluted	2,245,255	1,500

The accompanying Notes are an integral part of these Financial Statements.

Entest BioMedical, Inc
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From August 22, 2008 (Inception) through August 31, 2009

					Accumulated
			Additional	Contrib-	Deficit during
	Common Stock		Paid-in	uted	Development
	Shares	Amount	Capital	Capital	Stage	Total

Inception, August 22, 2008	-	$-	$-	$-	$-	$-
Shares issued to parent	1,500	408	-			408
Net Loss for the period from
August 22 through August 31, 2008					(408)	(408)

Balances at August 31, 2008	1,500	$408	$-		$(408)	$-
Recapitalization in connection with	(1,500)	(408)	408			-
reverse acquisition	10,000,000	10,000	(10,000)
Common Shares issued in Reverse						-
reverse acquisition	4,000,000	4,000	(4,000)
Increases in Contributed Capital				485		485
Common Shares issued for Cash	1,000,000	1,000	99,000			100,000
Restricted Stock Award issued to
employees	2,000,000	2,000	(2,000)
Restricted Stock Award compensation
expense for the year ended Aug. 31, 2009			24,725			24,725
Common Stock issued to Consultant	50,000	50	199,950			200,000
Net Loss for the year ended August 31, 2009					(245,515)	(245,515)

Balances August 31, 2009	17,050,000	$17,050	$308,083	$485	$(245,923)	$79,695

The accompanying Notes are an integral part of these Financial Statements

Entest BioMedical, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the year ended August 31, 2009 and period ended August 31, 2008

		Period from	Period from
		Inception	Inception
	Year ended	(Aug. 22, 2008)	(Aug. 22, 2008)
	August 31,	to August 31,	to August 31,
	2009	2008	2009

Cash Flows From Operating Activities

Net (loss)	$(245,515)	$(408)	$(245,923)
Adjustments to reconcile net loss to net cash used in
operating activities
Common stock issued as employee compensation	24,725		24,725
Common stock issued for Consultants' fees	200,000		200,000

Changes in operating assets and liabilities
Accounts Payable	2,355		2,355
Prepaid Expenses	(81,800)		(81,800)
Net Cash Provided by (Used in) Operating Activities	(100,235)	(408)	(100,643)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Common stock issued for cash	1,000	408	1,000
Contributed Capital	485		485
Additional Paid in capital	99,000		99,408
Net Cash Provided by (Used in) Financing Activities	100,485	408	100,893

Net Increase (Decrease) in Cash	250	-	250

Cash at Beginning of Period	-	-	-

Cash at End of Period	$250	$-	$250

Supplemental Cash Flow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying Notes are an integral part of these Financial Statements

Entest BioMedical, Inc.
(A Development Stage Company)

Notes to the Consolidated Financial Statements
For the Fiscal year ended August 31, 2009
And for the Period ended August 31, 2008

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Entest BioMedical Inc. (the “Company”) was incorporated in the State of Nevada on September 24, 2008 as JB Clothing Corporation.  Until July 10, 2009, the Company’s principal business objective was the offering of active/leisure fashion design clothing.

On July 10, 2009 the Company abandoned its efforts in the field of active/leisure fashion design clothing when it acquired 100% of the share capital of Entest BioMedical, Inc., a California corporation, (“Entest CA”) for consideration consisting of 10,000,000 shares of the common stock of the Company and the cancellation of 10,000,000 shares of the Company owned and held by Mr. Rick Plote.

As a result of this transaction, the former stockholder of Entest CA held approximately 70% of the voting capital stock of the Company immediately after the transaction.  For financial accounting purposes, this acquisition was a reverse acquisition of the Company by Entest CA under the purchase method of accounting, and was treated as a recapitalization with Entest CA as the acquirer. Accordingly, the financial statements of the Company have been prepared to give retroactive effect to August 22, 2008 (date of inception of Entest CA), of the reverse acquisition completed on July 10, 2009, and represent the operations of Entest CA. On July 12, 2009 the Company adopted the name of Entest CA when it changed its name to Entest BioMedical, Inc. (See Note 7)

Entest CA is a development stage company which intends to develop and commercialize stem cell based therapies, medical devices and medical testing procedures.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted an August 31 fiscal year-end.

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Entest BioMedical, Inc., a Nevada corporation, and Entest BioMedical, Inc., a California corporation, the latter a wholly owned subsidiary.  Significant inter-company transactions have been eliminated.

C. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

D. DEVELOPMENT STAGE

The Company is a development stage company that devotes substantially all of its efforts in the development of its plan to develop and commercialize stem cell based therapies, medical devices and medical testing procedures.

E. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

F. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

G. BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective October 6, 1998 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

H. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with SFAS 123(R).

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $245,923 during the period from August 22, 2008 (inception) through August 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by obtaining governmental and non governmental grants as well as offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings. Management can give no assurance that any governmental or non governmental grant will be obtained by the Company despite the Company’s best efforts.

In May 2009, the Company submitted a Project Summary Report to the U.S. Army Medical Research and Materiel Command (USAMRMC) for consideration of funding to study the therapeutic potential of Adipose Derived Stem Cells harvested from liposuction for treating Traumatic Brain Injury.

On August 3, 2009, the Company sold 1,000,000 common shares to an investor at a price of $0.10 per share. The Company permitted the investor to credit $100,000 that the investor had deposited with BMSN (“BMSN Deposit”) towards the share purchase. As a result of this transaction, the BMSN Deposit was credited by BMSN to the Company and was applied as follows:

(a)	$10,000 was applied to satisfy consideration due to BMSN from the Company in connection with the aforementioned agreement with Dr. Brian Koos
(b)	90,000 will be applied to rental payments due to BMSN over the course of the aforementioned sublease agreement between the Company and BMSN.

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 did not have an impact on the Company’s financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is not required to adopt FSP EITF 03-6-1; neither does the Company believe that FSP EITF 03-6-1 would have material effect on its financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. SAB No. 110 did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.   FAS No. 141 did not have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.   SFAS No. 159 did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. SFAS No. 157 did not have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 5. RELATED PARTY TRANSACTIONS

At inception, Entest BioMedical, Inc. issued 1,500 common shares to Bio-Matrix Scientific Group, Inc. (“BMSN”) for consideration consisting of $408 in cash utilized to pay the Company’s incorporation expenses.   At that time BMSN was the sole shareholder of Entest BioMedical, Inc. the California corporation and currently is the company’s largest shareholder.

During the period beginning August 22, 2008 (inception) and ending June 30, 2009 the Company utilized office space and certain administrative support services provided by BMSN at no charge to the Company.

On June 15, 2009 the Company entered into an agreement with BMSN whereby the Company has agreed to sublease approximately 3,000 square feet of office space from BMSN for a term of 3 years for consideration consisting of monthly rental payments of $4,100 per month

On June 15, 2009 the Company entered into an agreement (“Agreement”) with BMSN whereby BMSN will make available the services of Dr. Brian Koos. Pursuant to this Agreement Dr. Koos will:

(i)            Advise the Company in determining specific studies and time-lines that are needed

       (a) to establish the clinical usefulness of a Screening Test for Gestational Diabetes licensed by the Company from the Regents of the University of California  (the "Screening Test") and

       (b) to create a new rapid analysis method for screening large populations (collectively, the "Technology").

(ii)          Advise the Company in:

       (a) the design and completion of the specific studies that demonstrate the clinical usefulness of the Screening Test and

       (b) establishing and validating a new method for rapid screening of large populations.

The Term of the Agreement is 5 years. The Company is obligated to compensate BMSN in the amount of $10,000 pursuant to this Agreement.

Dr. Brian Koos is currently a professor of Obstetrics and Gynecology at the David Geffen School of Medicine at UCLA and also serves on the Company’s Scientific Advisory Board

From the period starting with inception (August 22, 2008) and ending August 31, 2009 BMSN has contributed $485 to the Company as Contributed Capital utilized to pay various general and administrative expenses.

On August 3, 2009, the Company sold 1,000,000 common shares to an investor at a price of $0.10 per share. The Company permitted the investor to credit $100,000 that the investor had deposited with BMSN (“BMSN Deposit”) towards the share purchase. As a result of this transaction, the BMSN Deposit was credited by BMSN to the Company and was applied as follows:

(c)	$10,000 was applied to satisfy consideration due to BMSN from the Company in connection with the aforementioned agreement with Dr. Brian Koos
(d)	90,000 will be applied to rental payments due to BMSN over the course of the aforementioned sublease agreement between the Company and BMSN.

On August 8, 2009 the Company issued a Restricted Stock Award of 2,000,000 common shares to David Koos, the Company’s CEO (“Koos Award”). The Koos Award

(a)	may not be transferred or hypothecated until the expiration of a six month period from the issuance date (“Vesting Date”) and
(b)	is subject to forfeiture in the event that Koos shall cease serving as Chief Executive Officer of the Company prior to the Vesting Date.

NOTE 6. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2009:

Common Stock:

$0.001 par value, 70,000,000 shares authorized 17,050,000 shares issued and outstanding as of August 31, 2009.

Preferred Stock:

$0.001 par value 5,000,000 shares authorized 0 shares issued and outstanding as of August 31, 2009.

NOTE 7. ACQUISITION OF ENTEST BIOMEDICAL, INC., A CALIFORNIA CORPORATION.

On June 16, 2009, the Company entered into a Stock Purchase Agreement with Bio-Matrix Scientific Group, Inc. (“BMSN”), a Delaware corporation of San Diego, California (the “Seller”). Under the terms of the Stock Purchase Agreement, the Company was to acquire all of the outstanding common stock of Entest CA (a wholly-owned subsidiary of BMSN) at the closing which was scheduled to occur three business days following the satisfaction or waiver of all conditions to the obligations of the parties to consummate this transaction pursuant to the Agreement.

Under the terms of the Stock Purchase Agreement, on June 19, 2009   Rick Plote resigned as Director, President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer of the Company and David R. Koos was elected sole Director of the Company and was appointed President, Chief Executive Officer, Secretary, Chief Financial Officer, and Principal Accounting Officer of the Company.

 On July 10, 2009 the Company acquired Entest CA, from BMSN for consideration consisting of (a) the issuance to BMSN of 10,000,000 newly issued common shares of the Company and (b) the return by Mr. Rick Plote of 10,000,000 shares of the Company’s common stock previously issued to him to the Company for cancellation. With the return of ten million shares of the Company’s common stock held by Mr. Plote, BMSN had   become as of the closing the Company’s largest single stockholder owning 71% of the share capital of the Company and Entest has become a wholly owned subsidiary of the Company.

Upon acquisition of Entest CA, the Company abandoned its efforts in the field of active/leisure fashion design clothing. The Company’s business is currently the business of Entest CA, and the Company is currently a development stage company which intends to develop and commercialize stem cell based therapies, medical devices and medical testing procedures.
On July 12, 2009 the Company adopted the name of Entest CA when it changed its name to Entest BioMedical, Inc.

NOTE 8. INCOME TAXES

As of August 31 , 2009

Deferred tax assets:
Net operating tax carry forwards	$101,232
Other	-0-
Gross deferred tax assets	101232,
Valuation allowance	(101,232)

Net deferred tax assets	$-0-

As of  August 31, 2009  the Company has a Deferred Tax Asset of  $101,232  completely attributable to net operating loss carry forwards of approximately $259,570  (which expire 20 years from the date the loss was incurred) consisting  of:

(a) $ 13,647 of Net Operating Loss Carry forwards acquired in the reverse acquisition and

(b) $ 245, 923 attributable to Entest BioMedical, Inc.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. The achievement of required future taxable income is uncertain. In addition, the reverse acquisition of Entest BioMedical, Inc. has resulted in a change of control. Internal Revenue Code Sec 382 limits the amount of income that may be offset by net operating loss (NOL) carryovers after an ownership change. As a result, the Company has the Company recorded a valuation allowance reducing all deferred tax assets to 0.

NOTE 9. COMMITMENTS AND CONTINGENCIES

On June 15, 2009 Entest entered into an agreement with BMSN whereby Entest has agreed to sublease approximately 3,000 square feet of office space from BMSN for 36 months commencing on June 30, 2009 and ending on June 30, 2012 for consideration consisting of monthly rental payments of $4,100 per month.

This property is utilized as office space. Entest believes that the foregoing property is adequate to meet its current needs. While it is anticipated that Entest will require access to laboratory facilities in the future, Entest believes that access to such facilities are available from a variety of sources including, but not limited to, BMSN.

Lease Commitments

2009	$24,600
2010	$49,200
2011	$49,200
2012	$24600

NOTE 10. STOCK TRANSACTIONS

On August 3, 2009, the Company sold 1,000,000 common shares to an investor at a price of $0.10 per share. The Company permitted the investor to credit $100,000 that the investor had deposited with BMSN (“BMSN Deposit”) towards the share purchase. As a result of this transaction, the BMSN Deposit was credited by BMSN to the Company and was applied as follows:

(e)	$10,000 was applied to satisfy consideration due to BMSN from the Company in connection with the aforementioned agreement with Dr. Brian Koos
(f)	90,000 will be applied to rental payments due to BMSN over the course of the aforementioned sublease agreement between the Company and BMSN.

On August 8, 2009 the Company issued a Restricted Stock Award of 2,000,000 common shares to David Koos, the Company’s CEO (“Koos Award”). The Koos Award

a)	(a)may not be transferred or hypothecated until the expiration of a six month period from the issuance date (“Vesting Date”) and
b)	is subject to forfeiture in the event that Koos shall cease serving as Chief Executive Officer of the Company prior to the Vesting Date

On August 31, 2009 the Company issued 50,000 common shares to a consultant as consideration for services rendered valued at $200,000.

NOTE 11. SUBSEQUENT EVENTS

On September 10, 2009, the Company sold 500,000 common shares to an investor for consideration of $50,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

(a) On August 6, 2009, Board of Directors of the Company dismissed Moore & Associates Chartered, its independent registered public account firm. On the same date, August 6, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Company's new independent registered public account firm. The
Board of Directors of the Company and the Company's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company's audited financial statements from inception on September 24, 2008 through September 30, 2008 contained a going concern qualification in the Company's audited financial statements.

During the Company's two most recent fiscal years, there were no disagreements with Moore and Associates, Chartered whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

On August 27, 2009, The Public Company Accounting Oversight Board ("Board" or"PCAOB") revoked the registration of Moore & Associates, Chartered on the basis of its findings concerning Moore and Associates Chartered's violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, PCAOB rules and auditing standards in auditing the financial statements of three issuer clients from 2006 to 2008, PCAOB rules and quality controls standards, and noncooperation with a Board investigation. None of the three aforementioned three issuer clients was Entest BioMedical, Inc.

(b) On August 6, 2009, the Company engaged Seale and Beers, CPAs as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement.
(c) On October 16, 2009, the Board of Directors of the Company, acting as the Company's Audit Committee, approved of the dismissal of Seale and Beers, CPAs as the Company’s independent registered public accounting firm and also approved the engagement of John Kinross-Kennedy, CPA as its independent auditor. On same date, October 16, 2009, the accounting firm of John Kinross-Kennedy, CPA was engaged as the Company's new independent registered public accounting firm. On October 20, 2009, the Company informed Seale and Beers, CPAs that Seale and Beers, CPAs has been dismissed as the Company’s independent registered public accounting firm.

(d) Since August 6, 2009 (the date on which Seale and Beers, CPAs has been engaged as the Company’s independent registered public accounting firm) Seale and Beers CPAs has neither reviewed nor audited any of the financial statements of the Company.  Therefore, no reports of Seale and Beers CPAs on the Company’s financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles as no such reports have been prepared.

(e) During the Company's two most recent fiscal years, there were no disagreements with Seale and Beers, CPAs, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Seale and Beers, CPAs satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

Item 9A. Controls and Procedures.

Based on his evaluation as of August 31, 2009, our principal executive officer and principal financial officer, David Koos, has concluded that our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-K. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote

Item 10. Directors, Executive Officers and Corporate Governance

On June 19, 2009 the Board of Directors of JBCC elected David R. Koos, 51, as sole Director of JBCC and appointed Dr. Koos President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer of JBCC.

Dr. Koos has served as Chairman, CEO, President, Secretary, and Acting CFO of the BMSN since June 19, 2006, and as Chairman CEO, President, Secretary, and Acting CFO of Entest CA since August 22, 2008.

Education:

DBA - Finance (December 2003)
Atlantic International University

Ph.D. - Sociology (September 2003)
Atlantic International University

MA - Sociology (June 1983)
University of California - Riverside, California

Five Year Employment History:

Position:	Company Name:	Employment Dates:

Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.*	June 14, 2006 (Chairman) to Present June 19, 2006 (President, CEO and Acting CFO) June 19, 2006 (Secretary) to Present
Chairman, CEO, Secretary & Acting CFO	Frezer Inc.	May 2, 2005 to February 2007
Chairman, CEO & Acting CFO	BMXP Holdings, Inc.	December 6, 2004 to June 2008
Managing Director & President	Cell Source Research Inc.	December 5, 2001 to Present
Managing Director & President	Venture Bridge Inc.	November 21, 2001 to Present
Chairman of the Board of Directors, CFO & Secretary	Cell Bio-Systems Inc. (New York)	July 17, 2003 to December 1, 2003
Registered Representative	Amerivet Securities Inc.**	March 31, 2004 to February 2008

* As of November 10, 2009 Bio-Matrix Scientific Group Inc. owned 10,000,000 common shares of the company representing 57% of the shares outstanding.
** Amerivet Securities Inc. has not been active during the period as the Chief Executive Officer was on deployment in Iraq through the U.S. Army Reserves.

Code of Ethics

On November 11, 2009 we adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 which  has been filed as Exhibit 14.1 to the Form 10-K.

Director Independence

Audit Committee and Audit Committee Financial Expert

The Company’s sole Director may not be considered independent as he is also an officer. The Company is not a "listed company" under Securities and Exchange Commission (“SEC”) rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company’s  Board of Directors is deemed to be its  audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Board of Directors has determined that its sole member is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the Board of Directors believes that its member has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Nominating and Compensation Committees

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board’s review of the candidates’ resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Because management and directors of the Company are the same person, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors’ attention by virtue of the co-extensive capacities served by David Koos.

Executive Compensation

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rick Plote President, Secretary, Treasurer, and Director	From September 2008 to June 19, 2009			$5,000*					$5,000
David Koos President, Secretary, Treasurer, and Director	From June 19, 2009 to August 31, 2009			$200,000**					$200,000

* 5,000,000 common shares valued at $5,000 issued in September 2008 to Rick Plote as consideration for services rendered. The Shares were returned to the company for cancellation and cancelled on July 10, 2009

** On August 8, 2009 the Company issued a Restricted Stock Award of 2,000,000 common shares valued at $200,000 to David Koos, the Company’s CEO (“Koos Award”).

The Koos Award

c)	(a)may not be transferred or hypothecated until the expiration of a six month period from the issuance date (“Vesting Date”) and
d)	is subject to forfeiture in the event that Koos shall cease serving as Chief Executive Officer of the Company prior to the Vesting Date

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of November 10, 2009 for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group.

(1) Title Of Class	(2) Name And Address Of Beneficial Owner	(3) Amount And Nature Of Beneficial Owner	(4) Percent Of Class
Common Stock	Dr. David R. Koos, President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer, Director C/O Entest BioMedical, Inc. 4700 Spring Street, St 203 La Mesa California, 91941*	12,000,000	68%
Officers and Directors As a Group (1 Person)		12,000,000	68%
Common Stock	Bio-Matrix Scientific Group, Inc. 8885 Rehco Road San Diego, California 92121	10,000,000	57%

*	Includes common shares owned by Bio-Matrix Scientific Group, Inc. (David Koos is CEO, President and Chairman of Bio-Matrix Scientific Group, Inc.).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

From the period beginning with the inception of the Company and ending on June 19, 2009, the Company has been utilizing the premises of Rick Plote, the company’s former sole officer, on a rent-free basis for administrative purposes

During the period beginning August 22, 2008 and ending August 31, 2009 BMSN has:

Been issued 1500 common shares of Entest CA for consideration consisting of $408

Contributed $485 to Entest as contributed capital

From the period beginning August 22, 2008 and ending June 15, 2009 BMSN has provided office space and certain administrative support services at no charge to Entest.

On June 15, 2009 Entest entered into an agreement (“Agreement”) with BMSN whereby BMSN will make available the services of Dr. Brian Koos. Pursuant to this Agreement Dr. Koos will:

(i)            Advise Entest in determining specific studies and time-lines that are needed

    (a) to establish the clinical usefulness of a Screening Test for Gestational Diabetes licensed by Entest from the Regents of the University of California  (the "Screening Test") and

    (b) to create a new rapid analysis method for screening large populations (collectively, the "Technology").

(ii)          Advise Entest in:

    (a) the design and completion of the specific studies that demonstrate the clinical usefulness of the Screening Test and

    (b) establishing and validating a new method for rapid screening of large populations.

The Term of the Agreement is 5 years. The Company has compensated BMSN in the amount of $10,000.

On July 10, 2009, the Company acquired 100% of Entest for consideration consisting of 10,000,000 common shares of the Company and the cancellation of 10,000,000 common shares held by Rick Plote.

As a result of this transaction, BMSN became the largest shareholder of the Company.

Director Independence

Audit Committee and Audit Committee Financial Expert

The Company’s sole Director may not be considered independent as he is also an officer. The Company is not a "listed company" under Securities and Exchange Commission (“SEC”) rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company’s  Board of Directors is deemed to be its  audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Board of Directors has determined that its sole member is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the Board of Directors believes that its member has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Nominating and Compensation Committees

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board’s review of the candidates’ resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Because management and directors of the Company are the same person, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors’ attention by virtue of the co-extensive capacities served by David Koos.

Item 14. Principal Accounting Fees and Services.

No principal Accounting Fees were billed to either the company or Entest CA for the period beginning August 22, 2008 and ending August 31, 2008. The following table sets forth the aggregate fees billed to us by dismissed Moore & Associates Chartered during the period beginning September 1, 2008 and ending August 31, 2009:

Audit Fees	$3500
Audit Related Fees	1540
Tax Fees
All Other Fees
$5040

Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

Audit Related Fees: Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. In 2009 these fees were primarily derived from review of financial statements in the Company's Form 10QSB Reports.

All services listed were pre-approved by the Board of Directors, functioning as the Audit Committee in accordance with Section 2(a) 3 of the Sarbanes-Oxley Act of 2002.

The Board has considered whether the services described above are compatible with maintaining the independent accountant's independence and has determined that such services have not adversely affected the independence of Moore & Associates Chartered.

Item 15. Exhibit Index

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.1	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.2	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.2	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
10.1	AGREEMENT FOR ISSUANCE OF STOCK TO DAVID KOOS
14.1	CODE OF ETHICS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President Chairman, Chief Executive Officer , Acting Chief Financial Officer
Date: November 11, 2009