Form 10-Q
period 2009-11-30
ENTEST BIOMEDICAL, INC.
filed 2010-01-11
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-154989

ENTEST BIOMEDICAL, INC.
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of   November 30 , 2009  17,553,040  shares of common stock were issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ]      No [ X  ]

Transitional Small Business Disclosure Format (Check One) Yes [   ]      No [X]

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Entest Biomedical, Inc.
(A Development Stage Company)
Consolidated Balance Sheet

	As of	As of
	November 30, 2009	August 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash	$1,245	$250
Current Portion of Prepaid Expenses	49,200	45,100

Total Current Assets	50,445	45,350

Long Term Assets
Non Current Portion of Prepaid Expenses	65,300	36,700

TOTAL ASSETS	$115,745	$82,050

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	7,660	2,355
Notes Payable	5,992
Accrued Expenses	29
Total Current Liabilities	13,681	2,355

TOTAL LIABILITIES	13,681	2,355

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par vale, 70,000,000 shares
authorized, 17,050,000 and 17,553,040 shares issued and
outstanding as of August 31, 2009 and November 30, 2009	17,553	17,050
Preferred Stock , $001 par value 5,000,000 shares authorized,
0 shares issued and outstanding as of August 31, 2009
Additional paid in Capital	461,056	308,083
Contributed capital	4,748	485
Deficit accumulated during the development stage	(381,293)	(245,923)

Total Stockholders' Equity	102,064	79,695

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$115,745	$82,050

The accompanying Notes are an integral part of these financial statements.

Entest Biomedical, Inc.
(A Development stage Company)
Consolidated Statement of Operations
(Unaudited)

			Period from Inception
	For the Three Months Ended		(August 22, 2008)
	November 30,		through November 30,
	2009	2008	2009

REVENUES
Total Revenues	$-	$-	$-

COSTS AND EXPENSES
Research and Development	-	-	10,000
Rent	12,300		20,500
General and Administrative	113,384	-	140,621
Incorporation Costs	-	-	408
Consultant's Expenses	9,657	-	209,657
Miscellaneous Expenses	-	78	78

Total Costs and Expenses	135,341	78	381,264

OPERATING LOSS	(135,341)	(78)	(381,264)

OTHER INCOME AND EXPENESE

Interest Expense	(29)	-	(29)

LOSS BEFORE INCOME TAXES	(135,370)	(78)	(381,293)
Income Taxes	-	-	-

NET INCOME (LOSS)	$(135,370)	$(78)	$(381,293)

BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE	$(0.01)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	17,502,420	1,500

The accompanying Notes are an integral part of these financial statements.

Entest BioMedical, Inc
(A Development Stage Company)
Statement of Stockholders' Equity
From August 22, 2008 (Inception) through November 30, 2009
(Unaudited)

					Accumulated
					Deficit
	Common		Additional		during the
			Paid-in	Contributed	Development
	Shares	Amount	Capital	Capital	Stage	Total

Beginning balances Aug. 22, 2008	-	$-	$-	$-	$-	$-
Shares issued to parent	1,500	408				408
Net Loss August 22, 2008
through August 31, 2008					(408)	(408)

Balances August 31, 2008	1,500	$408	$-		$(408)	$-
Recapitalization in connection with
reverse acquisition	(1,500)	(408)	408			-
	10,000,000	10,000	(10,000)
Common Shares issued in Reverse
Acquisition	4,000,000	4,000	(4,000)			-
Increases in Contributed Capital				485		485
Common Shares issued for Cash	1,000,000	1,000	99,000			100,000
Restricted Stock Award issued to
employee	2,000,000	2,000	(2,000)
Restricted Stock Award
compensation expense for the
year ended August 31, 2009			24,725			24,725
Common Stock issued to
consultant	50,000	50	199,950			200,000
Net Loss year ended Aug. 31, 2009					(245,515)	(245,515)

Balances August 31, 2009	17,050,000	$17,050	$308,083	$485	$(245,923)	$79,695
Common Shares issued for Cash	500,000	500	49,500			50,000
Restricted Stock Award
compensation expense for the
3 months ended Nov. 30, 2009			98,916			98,916
Common Stock as Compensation	3,040	3	4,557			4,560
Increases in Contributed Capital				4,263		4,263
Net Loss 3 months ended Nov. 30, 2009					(135,370)	(135,370)

Balances November 30, 2009	17,553,040	$17,553	$461,056	$4,748	$(381,293)	$102,064

The accompanying Notes are an integral part of these financial statements.

Entest Biomedical, Inc
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

			Period from
			Inception
			(Aug.22,2008)
	For the Three Months Ended		through
	November 30,		November 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	(135,370)	(78)	(381,293)
Increase (Decrease) in Accounts Payable	5,305	-	7,660
(Increase) Decrease in Prepaid Expenses	(32,700)	-	(114,500)
Increase (Decrease) in Accrued Expenses	29	-	29
Stock issued as compensation to Employees	103,476	-	128,201
Stock issued to Prepay Expenses	45,000	-	45,000
Stock issued as compensation to Consultants	-	-	200,000

Net Cash Provided by (Used in) Operating Activities	(14,260)	(78)	(114,903)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	50	-	1,050
Increase(Decrease) in Notes Payable	5,992	-	5,992
Contributed Capital	4,263	78	4,748
Additional Paid in capital	4,950	-	104,358
Net Cash Provided by Financing Activities	15,255	78	116,148

Net Increase in Cash	995	-	1,245

Cash at Beginning of Period	250	-	-

Cash at End of Period	1,245	-	1,245

The accompanying Notes are an integral part of these financial statements

Entest BioMedical, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
As of November 30, 2009
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by Entest BioMedical Inc. (“the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended August 31, 2009 and notes thereto included in the Company's 10-K annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $381,293 during the period from August 22, 2008 (inception) through November 30, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3. RELATED PARTY TRANSACTIONS

On September 10, 2009 the Company sold 500,000 common shares for $50,000 of which $45,000 was deposited with Bio-Matrix Scientific Group, Inc. (“BMSN”), the Company’s largest shareholder, to be applied to rental payments due to BMSN over the course of a sublease agreement between the Company and BMSN. BMSN is controlled by David Koos who is BMSN’s Chairman and CEO.

On October 5, 2009 the Company issued 3,040 common shares to David Koos as consideration for services rendered valued at $4,560.

Between November 17 and November 24, 2009, Bombardier Pacific Ventures (“Bombardier”), a company controlled by David Koos, made loans to the Company totaling $5,992. These loans and any accrued interest are due and payable at the demand of Bombardier and bear simple interest at the rate of 15% per annum.

During the three months ended November 30, 2009, BMSN made capital contributions to the Company totaling $4,263.

NOTE 4. INCOME TAXES

As of November 30 , 2009

Deferred tax assets:
Net operating tax carry forwards	$150,077
Other	-0-
Gross deferred tax assets	150,077,
Valuation allowance	(150,077)

Net deferred tax assets	$-0-

As of  November 30 , 2009  the Company has a Deferred Tax Asset of  $150,077  completely attributable to net operating loss carry forwards of approximately $394,940  (which expire 20 years from the date the loss was incurred) consisting  of:

(a) $13,647 of Net Operating Loss Carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc, a California corporation, and

(b) $381,293 attributable to Entest BioMedical, Inc.

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

NOTE 5. STOCK TRANSACTIONS

On September 10, 2009 the Company sold 500,000 common shares for $50,000 of which $45,000 was deposited with BMSN to be applied to rental payments due to BMSN over the course of sublease agreement between the Company and BMSN.

On October 5, 2009 the Company issued 3,040 common shares to David Koos as consideration for services rendered valued at $4,560.

NOTE 6. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2009:

Common Stock:

$0.001 par value, 70,000,000 shares authorized 17,553,040 shares issued and outstanding as of August 31, 2009.

Preferred Stock:

$0.001 par value 5,000,000 shares authorized 0 shares issued and outstanding as of August 31, 2009.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10K for the year ended August 31, 2009. All references to” We”, “Us”,  “Company” or the “Company” refer to Entest Biomedical, Inc.

Material Changes in Financial Condition:

As of November 30, 2009, we had cash on hand of $1,245 and as of  August 31, 2009 we had cash on hand of $250.

The increase in cash on hand of approximately 498% is primarily attributable to borrowings and sales of our securities.

As of November 30, 2009, we had prepaid expenses of $114,500 and as of August 31, 2009 we had prepaid expenses of $81,800.

The increase  in prepaid expenses of approximately 130% is primarily attributable to the sale of 500,000 of our common shares for consideration of  $50,000 of which $45,000 was deposited with Bio-matrix Scientific Group, Inc (BMSN) to be applied to rental payments due to BMSN over the course of sublease agreement between  BMSN and us.

As of November 30, 2009 we had Accounts Payable of $7,660 and as of August 31, 2009 we had Accounts Payable of $2, 355.

The increase in Accounts Payable of approximately 320% is primarily attributable to an increase in outstanding obligations incurred in the course of business.

As of November 30, 2009 we had Notes Payable of $5,992 and as of August 31, 2009 we had Notes Payable of $0.

The increase in Notes Payable is attributable to $5,992 borrowed from a corporation controlled by our Chairman and CEO which was utilized to pay operational costs.

As of November 30, 2009 we had Accrued Interest expenses of $29 and as of August 31, 2009 we had accrued interest expenses of $0.

 The increase in Accrued Interest expenses is attributable to interest accrued but not paid on $5,992 borrowed from a corporation controlled by our Chairman and CEO which was utilized to pay operational costs.

Material Changes in Results of Operations

Revenues were -0- for the quarter ending November 30, 2009 and -0- for the same quarter ending November 30, 2008. Net losses were $ 135,370 or the three months ended November 30, 2009 and $78 for the same period ended November 30, 2008, an increase of approximately 1,735%.

This decrease in Net Losses is primarily attributable to increases in compensation, consulting and rental expenses incurred by us.

Liquidity and Capital Resources

As of November 30, 2009, we had $1,245 cash on hand and current liabilities of $13,681 such liabilities consisting of Accounts Payable, Notes Payable, and Accrued Interest.

We feel we will not be able to satisfy its cash requirements over the next twelve months and shall be required to seek additional financing.

We currently plan to raise additional funds by obtaining governmental and non governmental grants as well as offering securities for cash. We have yet to decide what type of offering we will use or how much capital we will raise. There is no guarantee that we will be able to raise any capital through any type of offerings. We can give no assurance that any governmental or non governmental grant will be obtained by us despite our best efforts. We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan.  We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate.  For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances.

We were not party to any material commitments for capital expenditures as of the end of the quarter ended November 30, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined by Rule 229.10(f) (1) of Regulation S-K, we are not required to provide the information required by this Item. We have chosen to disclose, however, that we have not engaged in any transactions, issued or bought any financial instruments or entered into any contracts that are required to be disclosed in response to this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of David Koos, who is the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on September , 2009 and ending November  30, 2009, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 10, 2009 the Company sold 500,000 common shares for consideration consisting of $50,000.

The offer and sale of the shares of common stock was exempt from the registration provisions of the Securities Act of 1933, as amended (the “Act”) , by reason of Section 4(2) thereof.

Of the consideration received by the Company, (a) $45,000 was deposited with BMSN to be applied to rental payments due to BMSN over the course of sublease agreement between the Company and BMSN and  (b) $5,000 was utilized for working capital.

The common shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the common shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares of common stock.

A legend was placed on the certificate that evidences the shares of common stock stating that the shares of common stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

On October 5, 2009 the Company issued 3,040 common shares to David Koos as consideration for services rendered valued at $4,560.

The offer and sale of the shares of common stock was exempt from the registration provisions of the Act, by reason of Section 4(2) thereof.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares of common stock.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of common stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of common stock.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.
a Nevada corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Date: January 11, 2010