Form 10-Q
period 2010-02-28
ENTEST BIOMEDICAL, INC.
filed 2010-04-13
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of   February 28, 2010  17,553,040  shares of common stock were issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐      No ☒

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Entest BioMedical, Inc.
(A Development Stage Company)
Consolidated Balance Sheet

	As of	As of
	February 28, 2010	August 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash	$240	$250
Current Portion of Prepaid Expenses	49,200	45,100

Total Current Assets	49,440	45,350

Long Term Assets
Non Current Portion of Prepaid Expenses	53,000	36,700
Deposits	1,059

TOTAL ASSETS	$103,499	$82,050

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$8,848	$2,355
Notes Payable	23,970	-
Accrued Expenses	522	-

Total Current Liabilities	33,340	2,355

TOTAL LIABILITIES	33,340	2,355

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par vale, 70,000,000 shares
authorized, 17,050,000 and 17,553,040 shares issued and
outstanding as of August 31, 2009 and February 28, 2010	17,553	17,050
Preferred Stock , $001 par value 5,000,000 shares authorized,
0 shares issued and outstanding as of August 31, 2009 and
February 28, 2010	-	-
Additional paid in Capital	537,415	308,083
Contributed capital	4,748	485
Deficit accumulated during the development stage	(489,557)	(245,923)

Total Stockholders' Equity	70,159	79,695

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$103,499	$82,050

The Accompanying Notes are an Integral Part of these Financial Statements

Entest BioMedical, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
Period from Inception
(August 22, 2008)
					Period from
					Inception
					(Aug.22,2008)
	For The Three Months Ended		For The Six Months Ended		through
	February 28,		February 28,		February 28,
	2010	2009	2010	2009	2010

REVENUES
Total Revenues	$-	$-	$-	$-	$-

COSTS AND EXPENSES
Research and Development	4,654	-	4,654	-	14,654
Rent	12,300		24,600	-	32,800
General and Administrative	84,363	-	197,747	-	224,984
Incorporation Costs		-	-	-	408
Consultant's Expenses	6,454	-	16,111	-	216,111
Miscellaneous Expenses		-	-	78	78

Total Costs and Expenses	107,771	-	243,112	78	489,035

OPERATING LOSS	(107,771)	-	(243,112)	(78)	(489,035)

OTHER INCOME AND EXPENSE

Interest Expense	(493)	-	(522)	-	(522)

LOSS BEFORE INCOME TAXES	(108,264)	-	(243,634)	(78)	(489,557)
Income Taxes		-

NET INCOME (LOSS)	$(108,264)	$-	(243,634)	$(78)	$(489,557)

BASIC AND DILUTED
EARNINGS (LOSS) PER SHARE	(0.006)	-	(0.014)	$(0.052)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	17,553,040	1,500	17,527,590	1,500

The Accompanying Notes are an Integral Part of these Financial Statements

Entest BioMedical, Inc
(A Development Stage Company)
Statement of Stockholders' Equity
From August 22, 2008 (Inception) through February 28, 2010
(Unaudited)

	Common Stock		Additional Paid-in Capital	Contributed Capital	Accumulated Deficit during the Development Stage	Total
	Shares	Amount				
Beginning balances Aug. 22, 2008	-	$ -	$ -	$ -	$ -	$ -
Shares issued to parent	1,500	408				408
Net Loss August 22, 2008 through August 31, 2008					(408)	(408)
Balances August 31, 2008	**1,500**	**$ 408**	**$ -**		**$ (408)**	**$ -**
Recapitalization in connection with reverse acquisition	(1,500)	(408)	408			
	10,000,000	10,000	(10,000)			-
Common Shares issued in Reverse Acquisition	4,000,000	4,000	(4,000)			-
Increases in Contributed Capital				485		485
Common Sh.issued for Cash	1,000,000	1,000	99,000			100,000
Restricted Stock Award issued to employee	2,000,000	2,000	(2,000)			
Restricted Stock Award compensation expense for year ended Aug. 31, 2009			24,725			24,725
Common Stock issued to consultant	50,000	50	199,950			200,000
Net Loss year ended Aug. 31, 2009					(245,515)	(245,515)
Balances August 31, 2009	**17,050,000**	**$ 17,050**	**$ 308,083**	**$ 485**	**$(245,923)**	**$ 79,695**
Common Sh.issued for Cash	500,000	500	49,500			50,000
Restricted Stock Award compensation expense for 3 mo. ended Nov. 30, 2009			98,916			98,916
Common Stock as Compensation	3,040	3	4,557			4,560
Increases in Contributed Capital				4,263		4,263
Net Loss 3 mo. ended Nov. 30, 2009					(135,370)	(135,370)
Balances Nov. 30, 2009	**17,553,040**	**$ 17,553**	**$ 461,056**	**$ 4,748**	**$(381,293)**	**$ 102,064**
Restricted Stock Award compensation expense for 3 mo. ended Feb. 28, 2010			76,359			76,359
Net Loss 3 mo. ended Feb. 28, 2010					(108,264)	(108,264)
Balances Feb. 28, 2010	**17,553,040**	**$ 17,553**	**$ 537,415**	**$ 4,748**	**$ (489,557)**	**$ 70,159**

The Accompanying Notes are an Integral Part of these Financial Statements

Entest BioMedical, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
					Period from
					Inception
					(Aug.22,2008)
	For The Three Months Ended		For The Six Months Ended		through
	February 28,		February 28,		February 28,
	2010	2009	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(108,264)	$-	$(243,634)	$(78)	$(489,557)
Accounts Payable	1,188	-	6,493	-	8,848
Prepaid Expenses	12,300	-	(20,400)	-	(102,200)
Deposits	(1,059)	-	(1,059)	-	(1,059)
Accrued Expenses	493	-	522	-	522
Stock issued as compensation
to employees	76,359	-	179,835	-	204,560
Stock issued to Prepay Expenses	-	-	45,000	-	45,000
Stock issued as compensation
to Consultants	-	-	-	-	200,000
Net Cash Provided by (Used in)
Operating Activities	(18,983)	-	(33,243)	(78)	(133,886)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash		-	50	-	1,050
Proceeds of Notes Payable	17,978	-	23,970	-	23,970
Contributed Capital		-	4,263	78	4,748
Additional Paid in capital		-	4,950	-	104,358
Net Cash Provided by
Financing Activities	17,978	-	33,233	78	134,126

Net Increase (Decrease)in Cash	(1,005)	-	(10)	-	240

Cash at Beginning of Period	1,245	-	250	-	-

Cash at End of Period	240	0	240	0	240

The Accompanying Notes are an Integral Part of these Financial Statements

Entest BioMedical, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

As of February 28, 2010

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by Entest BioMedical, Inc. (“the Company”) , without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $489,557 during the period from August 22, 2008 (inception) through February 28, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Between December 4, 2009 and February 26, 2010, Bombardier Pacific Ventures (“Bombardier”), a company controlled by David Koos who is the Company’s Chief Executive Officer, made loans to the Company totaling $17,397. The total amount owed by the Company to Bombardier as of February 28, 2010 is $23,390. These loans and any accrued interest are due and payable at the demand of Bombardier and bear simple interest at the rate of 15% per annum.

During the three months ended February 28, 2010 David Koos, made loans to the Company totaling $580. These loans and any accrued interest are due and payable at the demand of David Koos and bear simple interest at the rate of 15% per annum.

NOTE 4 - INCOME TAXES

As of February 28, 2010

Deferred tax assets:
Net operating tax carry forwards	$190,714
Other	-0-
Gross deferred tax assets	190,714
Valuation allowance	(190,714)

Net deferred tax assets	$-0-

As of  February 28, 2010  the Company has a Deferred Tax Asset of  $190,714 completely attributable to net operating loss carry forwards of approximately $503,204  (which expire 20 years from the date the loss was incurred) consisting  of:

(a) $13,647 of Net Operating Loss Carry forwards acquired in the reverse acquisition of Entest Biomedical, Inc, a California corporation, and

(b) $489,557 attributable to Entest BioMedical, Inc.

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

NOTE 5 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2010:

Common Stock:

$0.001 par value, 70,000,000 shares authorized 17,553,040 shares issued and outstanding as of February, 28 2010.

Preferred Stock:

$0.001 par value 5,000,000 shares authorized 0 shares issued and outstanding as of February 28, 2010.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10-K for the year ended August 31, 2009. All references to” We”, “Us”, “Company” or the “Company” refer to Entest BioMedical, Inc.

Material Changes in Financial Condition:

As of February 28, 2010, we had cash on hand of $240 and as of August 31, 2009 we had cash on hand of $250.

The decrease cash on hand of approximately 4% is primarily attributable expenditures incurred in the operation of the Company offset by borrowings and sales of our securities.

As of February 28, 2010, we had prepaid expenses of $102,200 and as of August 31, 2009 we had prepaid expenses of $81,800.

The increase in prepaid expenses of approximately 24% is primarily attributable to the sale of 500,000 of our common shares for consideration of $50,000 of which $45,000 was deposited with Bio-Matrix Scientific Group, Inc (BMSN) to be applied to rental payments due to BMSN over the course of sublease agreement between BMSN and us offset by rental expenses incurred during the six months ended February 28, 2010.

.As of February 28, 2010 we had Deposits of $1,059 and as of August 31, 2009 we had Deposits of $0.

The increase in Deposits results from a deposit of $1,059 sent by the Company to San Diego Gas and Electric Company.

As of February 28, 2010 we had Accounts Payable of $8,848 and as of August 31, 2009 we had Accounts Payable of $2, 355.

The increase in Accounts Payable of approximately 275% is primarily attributable to an increase in outstanding obligations incurred in the course of business.

As of February 28, 2010 we had Notes Payable of $23,970 and as of August 31, 2009 we had Notes Payable of $0.

The increase in Notes Payable is attributable to $23,970 borrowed from our Chairman and CEO and a corporation controlled by our Chairman and CEO which was utilized to pay operational costs.

As of February 28, 2010 we had Accrued Interest expenses of $522 and as of August 31, 2009 we had Accrued Interest expenses of $0.

The increase in Accrued Interest expenses is attributable to interest accrued but not paid on amounts borrowed from our Chairman and CEO and a corporation controlled by our Chairman and CEO.

Material Changes in Results of Operations

Revenues were -0- for the quarter ending February 28, 2010 and -0- for the same quarter ending February 29, 2009. Net losses were $108, 264 or the three months ended February 28, 2010 and $0 for the same period ended February 28, 2009,

This increase in Net Losses is primarily attributable to increases in research and development costs, compensation, consulting and rental expenses incurred by us.

Revenues were -0- for the six months ending February 28, 2010 and -0- for the six months ending February 29, 2009. Net losses were $234, 634 or the three months ended February 28, 2010 and $78 for the same period ended February 28, 2009,

This increase in Net Losses is primarily attributable to increases in research and development costs, compensation, consulting and rental expenses incurred by us.

Liquidity and Capital Resources

As of February 28, 2010 we had $240 cash on hand and current liabilities of $33,340 such liabilities consisting of Accounts Payable, Notes Payable, and Accrued Interest.

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

We were not party to any material commitments for capital expenditures as of the end of the quarter ended February 28, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the management of the Company carried out an evaluation, under the supervision of the Company's Principal Executive Officer and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's management has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

Changes in Internal Controls over Financial Reporting

There were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters To A Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.
a Nevada corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Date: April 8, 2010