Form 10-Q
period 2010-05-31
ENTEST BIOMEDICAL, INC.
filed 2010-06-24
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-154989

ENTEST BIOMEDICAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-3431263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Spring Street, St 203, La Mesa, California 91942
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 31, 2010, 17,553,040 shares of common stock were issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [   ]   No [X]

Transitional Small Business Disclosure Format (Check One) Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Entest BioMedical, Inc. (A Development Stage Company) Consolidated Balance Sheet

	As of	As of
	May 31, 2010	August 31, 2009
	(unaudited)
ASSETS
Current Assets
Cash	$50,611	$250
Current Portion of Prepaid Expenses	49,200	45,100
Employee Receivable	1,396	-

Total Current Assets	101,207	45,350

Long Term Assets
Non Current Portion of Prepaid Expenses	40,700	36,700
Deposits	1,059

TOTAL ASSETS	$142,966	$82,050

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	18,778	2,355
Notes Payable	124,072
Accrued Expenses	53,167
Total Current Liabilities	196,017	2,355

TOTAL LIABILITIES	196,017	2,355

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par vale, 70,000,000 shares
authorized, 17,050,000 and 17,553,040 shares issued and
outstanding as of August 31, 2009 and May 31, 2010	17,553	17,050
Preferred Stock , $001 par value 5,000,000 shares authorized,
0 shares issued and outstanding as of August 31, 2009 and May 31, 2010
Additional paid in Capital	537,415	308,083
Contributed capital	4,748	485
Deficit accumulated during the development stage	(612,767)	(245,923)

Total Stockholders' Equity	(53,051)	79,695

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$142,966	$82,050

The Accompanying Notes are an Integral Part of these Financial Statements

Entest BioMedical, Inc. (A Development stage Company) Consolidated Statement of Operations (Unaudited)
					Period from Inception
					(August 22, 2008)
	For The Three Months Ended		For The Nine Months Ended		through May 31, 2010

	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009

REVENUES
Total Revenues	$-	$-	$-		$-

COSTS AND EXPENSES
Research and Development	4,361	-	9,015		19,015
Rent	12,300		36,900		45,100
General and Administrative	93,630	-	291,377		318,614
Incorporation Costs		-	-		408
Consultant's Expenses	11,091	-	27,202		227,202
Miscellaneous Expenses		-	-	78	78

Total Costs and Expenses	121,382	-	364,494	78	610,417

OPERATING LOSS	(121,382)	-	(364,494)	(78)	(610,417)

OTHER INCOME AND EXPENSE

Interest Expense	(1,828)	-	(2,350)		(2,350)

LOSS BEFORE INCOME TAXES	(123,210)	-	(366,844)	(78)	(612,767)
Income Taxes

NET INCOME (LOSS)	$(123,210)	$-	$(366,844)	$(78)	$(612,767)

BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE	$(0.007)	$-	$(0.021)	$(0.052)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	17,553,040	1,500	17,536,167	1,500

The Accompanying Notes are an Integral Part of these Financial Statements

Entest BioMedical, Inc. (A Development Stage Company) Statement of Stockholders' Equity From August 22, 2008 (Inception) through May 31, 2010 (Unaudited)

					Accumulated
					Deficit
	Common		Additional	Cotrib-	during the
			Paid-in	uted	Development	Total
	Shares	Amount	Capital	Capital	Stage

Beginning balances Aug. 22, 2008	-	$-	$-	$-	$-	$-
Shares issued to parent	1,500	408				408
Net Loss August 22, 2008
through August 31, 2008					(408)	(408)

Balances August 31, 2008	1,500	$408	$-		$(408)	$-
Recapitalization in connection with
reverse acquisition	(1,500)	(408)	408			-
	10,000,000	10,000	(10,000)
Common Shares issued in Reverse
Acquisition	4,000,000	4,000	(4,000)			-
Increases in Contributed Capital				485		485
Common Shares issued for Cash	1,000,000	1,000	99,000			100,000
Restricted Stock Award issued to
employee	2,000,000	2,000	(2,000)
Restricted Stock Award
compensation expense for the
year ended August 31, 2009			24,725			24,725
Common Stock issued to
consultant	50,000	50	199,950			200,000
Net Loss year ended Aug. 31, 2009					(245,515)	(245,515)

Balances August 31, 2009	17,050,000	$17,050	$308,083	$485	$(245,923)	$79,695
Common Shares issued for Cash	500,000	500	49,500			50,000
Restricted Stock Award
compensation expense for the
3 months ended Nov. 30, 2009			98,916			98,916
Common Stock as Compensation	3,040	3	4,557			4,560
Increases in Contributed Capital				4,263		4,263
Net Loss 3 months ended Nov. 30, 2009					(135,370)	(135,370)

Balances November 30, 2009	17,553,040	$17,553	$461,056	$4,748	$(381,293)	$102,064
Restricted Stock Award
compensation expense for the
3 months ended February 28, 2010			76,359
Net Loss 3 months ended February 28,2010					(108,264)
Balances February 28, 2010	17,553,040	$17,553	$537,415	$4,748	$(489,557)	$70,159

Balances February 28, 2010	17,553,040	17,553	537,415	4,748	(489,557)	70,159
Common Shares issued for Cash
Restricted Stock Award
Compensation expense for
3 months ended May 31, 2010
Common Stock as Compensation
Increases in Contributed Capital
Net Loss 3 months ended May 31, 2010					(123,210)	(123,210)
Balances May 31, 2010	17,553,040	17,553	537,415	4,748	(612,767)	(53,051)

The Accompanying Notes are an Integral Part of these Financial Statements

Entest BioMedical, Inc. (A Development Stage Company) Consolidated Statement of Cash Flows (Unaudited)

					Period from
					Inception
					(Aug.22,2008)
	For the Three Months Ended		Nine Months Ended		through
	May 31		May 31		May 31,
	2010	2009	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	(123,210)	-	(366,844)	(78)	(612,767)
(Increase) Decrease in Employee Receivable	(1,396)	-	(1,396)	-	(1,396)
Increase (Decrease) in Accounts Payable	9,920	-	16,413	-	18,768
(Increase) Decrease in Prepaid Expenses	12,300	-	(8,100)	-	(89,900)
(increase) Decrease in Deposits	-		(1,059)	-	(1,059)
Increase (Decrease) in Accrued Expenses	52,655	-	53,177	-	53,177
Stock issued as compensation to Employees	-	-	179,835	-	204,560
Stock issued to Prepay Expenses	-	-	45,000	-	45,000
Stock issued as compensation to Consultants	-	-	-	-	200,000
				-
Net Cash Provided by (Used in) Operating Activities	(49,731)	-	(82,974)	(78)	(183,617)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	-	50	-	1,050
Advances from shareholder	-	-	-	-	-
Increase (Decrease) in Notes Payable	100,102	-	124,072	-	124,072
Contributed Capital	-	-	4,263	78	4,748
Additional Paid in capital	-	-	4,950	-	104,358
Net Cash Provided by Financing Activities	100,102	-	133,335	78	234,228

Net Increase in Cash	50,371	-	50,361	-	50,611

Cash at Beginning of Period	240	-	250	-	-

Cash at End of Period	50,611	-	50,611	-	50,611

The Accompanying Notes are an Integral Part of these Financial Statements

Entest BioMedical, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
As of May 31, 2010

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

NOTE 2-GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $612,767 during the period from August 22, 2008 (inception) through May 31, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by obtaining governmental and non-governmental grants as well as offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings. Management can give no assurance that any governmental or non-governmental grant will be obtained by the Company despite the Company’s best efforts.

NOTE 3. RELATED PARTY TRANSACTIONS

Between March 4, 2010 and May 27, 2010, Bombardier Pacific Ventures (“Bombardier”), a company controlled by David R. Koos who is the Company’s Chief Executive Officer, made loans to the Company totaling $49,982. The total amount owed by the Company to Bombardier as of May 31, 2010 is $73,372. These loans and any accrued interest are due and payable at the demand of Bombardier and bear simple interest at the rate of 15% per annum.

During the three months ended May 31, 2010 David R. Koos, made loans to the Company totaling $50,120. These loans and any accrued interest are due and payable at the demand of David R. Koos and bear simple interest at the rate of 15% per annum.

NOTE 4. INCOME TAXES

As of May 31, 2010

Deferred tax assets:
Net operating tax carry forwards	$238,034
Other	-0-
Gross deferred tax assets	238,034
Valuation allowance	(238,034)

Net deferred tax assets	$-0-

As of  May 31, 2010  the Company has a Deferred Tax Asset of  $238,034 completely attributable to net operating loss carry forwards of approximately $626,404  (which expire 20 years from the date the loss was incurred) consisting  of:

(a) $ 13,647 of Net Operating Loss Carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc, a California corporation, and

(b) $612,768 attributable to Entest BioMedical, Inc.

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

NOTE 5. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2010:

Common Stock:

$0.001 par value, 70,000,000 shares authorized 17,553,040 shares issued and outstanding as of May 31, 2010.

Preferred Stock:

$0.001 par value 5,000,000 shares authorized 0 shares issued and outstanding as of May 31, 2010.

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

Material Changes in Financial Condition:

As of May 31, 2010, we had Cash on hand of $50,611 and as of August 31, 2009 we had Cash on hand of $250.

The increase in Cash on hand of approximately 201% is primarily attributable the borrowings of the Company.

As of May 31, 2010, we had Prepaid Expenses of $89,900 and as of August 31, 2009 we had Prepaid Expenses of $81,800.

The increase in Prepaid Expenses of approximately 10% is primarily attributable to the sale of 500,000 of our common shares for consideration of $50,000 of which $45,000 was deposited with Bio-Matrix Scientific Group, Inc (BMSN) to be applied to rental payments due to BMSN over the course of sublease agreement between BMSN and us offset by rental expenses incurred during the nine months ended May 31, 2010.

As of May 31, 2010 we had Employee Receivable of $1,396 and as of August 31, 2009 we had Employee Receivable of $0.

The increase in Employee Receivable of $1,396 results from a loan to an employee.

As of May 31, 2010 we had Deposits of $1,059 and as of August 31, 2009 we had Deposits of $0.

The increase in Deposits results from a deposit of $1,059 sent by the Company to San Diego Gas and Electric Company.

As of May 31, 2010 we had Accounts Payable of $18,778 and as of August 31, 2009 we had Accounts Payable of $2,355.

The increase in Accounts Payable of approximately 697% is primarily attributable to an increase in outstanding obligations incurred in the course of business.

As of May 31, 2010 we had Notes Payable of $124,072 and as of August 31, 2009 we had Notes Payable of $0.

The increase in Notes Payable is attributable to $124,072 borrowed from our Chairman and CEO and a corporation controlled by our Chairman and CEO which was utilized to pay operational costs.

As of May 31, 2010 we had Accrued Expenses of $53,167 and as of August 31, 2009 we had Accrued Interest Expenses of $0.

The increase in Accrued Expenses is mainly attributable to Accrued Salaries due to David R. Koos our Chairman and CEO.

Material Changes in Results of Operations

Revenues were -0- for the quarter ending May 31, 2010 and -0- for the same quarter ending May 31, 2009. Net losses were $123,210 or the three months ended May 31, 2010 and $0 for the same period ended May 31, 2009,

This increase in Net Losses is primarily attributable to increases in research and development costs, compensation, consulting and rental expenses incurred by us.

Revenues were -0- for the nine months ending May 31, 2010 and -0- for the nine months ending May 31, 2009. Net losses were $366,834 or the nine months ended May 31, 2010 and $78 for the same period ended May 31, 2009.

This increase in Net Losses is primarily attributable to increases in research and development costs, compensation, consulting and rental expenses incurred by us.

Liquidity and Capital Resources

As of May 31, 2010 we had $50,610 cash on hand and current liabilities of $196,017 such liabilities consisting of Accounts Payable, Notes Payable, and Accrued Expenses.

We feel we will not be able to satisfy its cash requirements over the next twelve months and shall be required to seek additional financing.

We currently plan to raise additional funds by obtaining governmental and non-governmental grants as well as offering securities for cash. We have yet to decide what type of offering we will use or how much capital we will raise. There is no guarantee that we will be able to raise any capital through any type of offerings. We can give no assurance that any governmental or non-governmental grant will be obtained by us despite our best efforts. We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan.  We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate.  For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances.

We were not party to any material commitments for capital expenditures as of the end of the quarter ended May 31, 2010.

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

Changes in Internal Controls over Financial Reporting

There were no changes to the Company's internal controls over financial reporting that have been materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A.

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
Date: June 22, 2010