Form 10-K
period 2010-08-31
ENTEST BIOMEDICAL, INC.
filed 2010-11-16
CIK 1449447

United States Securities and Exchange Commission
Washington, D.C.  20549

Form 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending August 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission file number: 333-154989

ENTEST BIOMEDICAL, INC.
(Name of small business issuer in its charter)

Nevada	26-3431263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Spring Street, Suite 203, La Mesa, California, 91942
(Address of Principal executive offices)

Issuer’s telephone number: (619) 702-1404

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,775,614.

As of November 12, 2010 Entest BioMedical, Inc. had 19,553,040 common shares outstanding and no preferred shares outstanding.

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

As a result of this transaction, the former stockholder of Entest CA held approximately 70% of the voting capital stock of the Company immediately after the transaction.  For financial accounting purposes, this acquisition was a reverse acquisition of the Company by Entest CA under the purchase method of accounting, and was treated as a recapitalization with Entest CA as the acquirer. As of November 9, 2010 the former stockholder of Entest CA held approximately 51% voting capital stock of the Company.

Upon acquisition of Entest CA, we abandoned our efforts in the field of active/leisure fashion design clothing.  Our business is currently the business of Entest CA, and we are currently a development stage company which intends to develop and commercialize therapies, medical devices and medical testing procedures. On July 12, 2009 we adopted the name of Entest CA when we changed our name to Entest BioMedical, Inc.

The Company intends to develop and commercialize therapies, medical devices and medical testing procedures. The Company’s current strategy is to develop and commercialize therapies, medical devices and medical testing procedures for the veterinary market.  It is believed by the Company that any required regulatory approvals can be obtained much more rapidly with regard to products and services developed for the veterinary market and that the achievement of successful clinical trials and commercialization of such products and services may allow the company to enter into collaborations with larger pharmaceutical companies for the purpose of developing and commercializing these products and services for human usage.

The Company is currently focusing its efforts and allocating its resources towards:

(a)           The development and commercialization of ImenVax, a therapeutic cancer vaccine for use in canines
(b)           The acquisition of veterinary clinics

Principal Products and Services

The Company is currently focusing its research and development efforts toward the successful development and commercialization of the ImenVax family of canine cancer vaccines.  It is anticipated by the Company that data collected from canine cancer treatment will provide support for eventual use of this therapy in humans and such therapy may be developed and commercialized by the Company in collaboration with larger and better capitalized pharmaceutical companies.

ImenVax™ I

ImenVax™ I, currently under development by the Company, is a therapeutic for canine cancer which utilizes the patient’s own tumor cells to induce the immune system to attack the remaining tumor cells. Tumor cells extracted from the patient are loaded into an implantable device where the tumor antigens are released to induce an anti-tumor response which kills the remaining tumors in the patient. The device is comprised of a chamber that includes a porous membrane wall that prevents the implanted cells from escaping the device but allows the tumor cells to survive and shed cancer antigens into the patient. The exposure of tumor specific antigens to the patient’s immune cells will stimulate anti-cancer immune responses.

ImenVax™ II

The Company is also developing a version of ImenVax™ called ImenVax™ II utilizing cell lines for sustained release of immunologically relevant cytokines for maximum anti-tumor immune responses. It is believed by the Company that this controlled release of cytokines will act as an adjuvant to be combined with patient’s tumor cells (antigens) within an implantable membrane encapsulation device.

ImenVax™ III

ImenVax™ III is a canine cancer vaccine under development by the Company which does not require tumor processing. ImenVax™ III treats existing tumors through stimulating immune responses to: a) kill tumor cells directly; b) indirectly kill tumor cells by cutting off the tumor blood supply; and c) block the ability of the tumor to suppress the immune system. ImenVax™ III’s primary mode of action is generated through trophoblasts derived from human placental tissue.

On August 18, 2010 the Company executed an agreement with TheraCyte, Inc. (“TheraCyte Agreement”) whereby:

1.
TheraCyte, Inc. will provide up to 25 TheraCyte implantable cell encapsulation devices (the “Devices”) to the Company solely for use by the Company  in a ten dog safety study to determine safety of the utilization of the Devices in veterinary cancer applications (the “Safety Study”).

2.
During the Safety Study, the parties agree to negotiate in good faith a license and supply agreement whereby TheraCyte would agree to supply Devices to Entest exclusively for use in Entest’s therapy  for veterinary cancer (“Therapy”), and would grant to Entest a non-exclusive, non-transferable, license to use TheraCyte’s existing patents, trade secrets and know-how related to the Devices (“Licensed Technology”) in connection with the Therapy, using Devices exclusively supplied by TheraCyte (“Veterinary License and Supply Agreement”).

Pursuant to the TheraCyte Agreement, the Company is obligated to:

(a)	issue to TheraCyte, Inc. 20,000 of the common shares of the Company
(b)	pay $10,000 to TheraCyte

The proposed terms and conditions of the Veterinary License and Supply Agreement are:

(a)	The issuance of 100,000 shares of the Company’s common stock upon execution of the Veterinary License and Supply Agreement,
(b)	The issuance of 100,000 shares of the Company’s common stock upon the Company achieving an aggregate of $5,000,000 in total revenues,
(c)	The issuance of 100,000 shares of the Company’s common stock upon the Company achieving an aggregate of $10,000,000 in total revenues,
(d)
an 8% royalty to be paid to TheraCyte by the Company on Net Therapy Sales (defined as sales of the Company’s veterinary cancer treatments) during the term of the Veterinary License and Supply Agreement,

(e)	a purchase price of $350 per Device manufactured and sold by TheraCyte to the Company.

The execution of the Veterinary License and Supply Agreement is subject to the Company and TheraCyte, Inc. agreeing upon mutually acceptable terms and conditions and the favorable completion of the Safety Study. No assurance can be given as to whether the Veterinary License and Supply Agreement will be executed within the timeframes specified by the TheraCyte Agreement nor can any assurance be given contemplated the Veterinary License and Supply Agreement will be executed at all.

Protocols for the Safety Study have been finalized and the Company anticipates commencing the Safety Study shortly.

Veterinary Clinics

The Company is attempting to acquire currently existing veterinary clinics so that it may benefit from:

(a)	cash flow generated from operations during the development stage of the Company’s products and services,
(b)	utilization of the clinics for clinical testing,
(c)	utilization of the clinics as a distribution channel for the Company’s products and services.

On October 26, 2010 the Company, Herman H. Pettegrove, Esq. (“Escrow Agent”) and Dr. Gregory McDonald, DVM (“McDonald”) executed an Escrow Agreement (“Escrow Agreement”) pursuant to which the Company has deposited the sum of $20,000 (“Initial Deposit”) with the Escrow Agent as of October 28, 2010 in contemplation of the purchase of all capital stock of the McDonald Animal Hospital Inc. by the Company.

The Initial Deposit by the Company is required by the terms and conditions of a Letter of Intent (LOI)  entered into by and between the Company,  McDonald Animal Hospital Inc. and McDonald regarding the contemplated purchase of all capital stock of the McDonald Animal Hospital Inc. by the Company for total consideration of $500,000 to be paid as follows:

(a)	$70,0000 in cash,

(b)	$280,000 in the common stock of the Company,

(c)	The assumption of $100,000 of liabilities,

(d)	A $50,000 Promissory Note to McDonald due and payable on the first day of the fourth month following the closing of the transaction.

In the event that:

(a)	a Definitive Purchase Agreement regarding the purchase of all capital stock of McDonald Animal Hospital Inc. by the Company (“DPA”) is not executed on or prior to December 15, 2010;

(b)	there is a breach by McDonald of McDonald’s duty to negotiate in good faith imposed by the terms of the LOI;

(c)	there is a breach by McDonald of McDonald’s duty to not entertain any offers to purchase McDonald Animal Hospital Inc. during the term of the LOI;

the Initial Deposit will be returned to the Company.

Upon execution of a DPA, the terms of that DPA will dictate the terms and conditions of the Escrow Agreement as of and subsequent to the date of execution of the DPA.

The LOI also contemplates entering into an employment agreement with McDonald (“Employment Agreement”) whereby McDonald would be paid a base salary of $50,000 per year to manage the McDonald Animal Hospital, Inc. and would be entitled to receive:

(a) a cash bonus equal to 7.14% of the annual gross collections achieved by the clinic in excess of $700,000;

(b) a stock bonus equal to 5% of the annual gross collections achieved by the clinic in excess of $700,000;

The Company is currently in the process of negotiating duties to be undertaken by McDonald pursuant to the contemplated Employment Agreement including but not limited to:

i.	Identifying and hiring one or more veterinarians in order to expand the revenue of McDonald Animal Hospital, Inc.;

ii.	Identifying and assisting in the acquisition of additional veterinary clinics;

iii.	Assisting the Company in the development of its immuno-therapeutic cancer vaccine for canines;

Mc Donald Animal Hospital Inc. operates a full service veterinary clinic located in Santa Barbara, California. The clinic has operated at its current location for approximately 12 years and has generated revenues in excess of $650,000 for the 12 months ended December 31, 2009. There are additional clinics which have been identified in the McDonald Animal Hospital, Inc. geographical area which the Company anticipates attempting to acquire and merge into McDonald Animal Hospital, Inc.

The transaction contemplated by the LOI is subject to the execution of one or more definitive agreements upon mutually acceptable terms and conditions. The provisions of the LOI are non-binding on all parties with the exception of provisions regarding deposit of the Initial Deposit by the Company, duties to negotiate in good faith, duty of McDonald to not entertain any offers to purchase Mc Donald Animal Hospital Inc. during the term of this LOI, disclaimer of liabilities and choice of governing law and venue. No assurance can be given as to whether the contemplated transaction will occur within the timeframes specified by the LOI nor can any assurance be given the contemplated transaction will occur at all.

ENT-576™

ENT-576™ is a proprietary therapy being developed by the Company for the treatment of Chronic Obstructive Pulmonary Disease (COPD) which utilizes a stimulator (either a low level laser or an FDA approved biochemical drug) to direct stem cells to diseased lung tissue in order to cause damaged tissue to regenerate. The Company does not anticipate conducting further research and development related to ENT-576™ until completion of the Safety Study and acquisition of at least one veterinary clinic due to limited resources available to the Company.

Distribution methods of the products or services:

The Company intends to distribute its products and services through several channels including:

(a)	utilization of an internal sales force to market directly to veterinary professionals
(b)	distribution through acquired veterinary clinics
(c)	utilization of contract sales organizations

Competitive business conditions and Entest's competitive position in the industry and methods of competition

We are recently formed and have yet to achieve revenues or profits.  The animal health pharmaceutical and biologics industries in which we intend to compete are highly competitive and characterized by rapid technological advancement. Many of our competitors have greater resources than we do. Also, The companion animal healthcare industry (e.g. veterinary hospitals and veterinarians) although highly fragmented is also highly competitive.

We intend to be competitive by acquiring veterinary hospitals to serve as distribution channels for the products and services we produce. We also intend to be competitive by utilizing the services and advice of individuals that we believe have expertise in their field in order that we can concentrate our resources on projects  in which products and services in which we have the greatest potential to secure a competitive advantage  may be developed and commercialized .

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

Members of the Advisory Board include as follows:

Dr. Brian Koos, MD:

Dr. Brian Koos is Professor and Vice Chair at Obstetrics and Gynecology at the David Geffen School of Medicine at UCLA, Professor at the Brain Research Institute at the UCLA School of Medicine, and Director of the Maternal-Fetal Medicine Fellowship (UCLA). Dr. Koos received his MD from Loma Linda University School of Medicine.

Dr. Steven Josephs, PhD:

Dr. Josephs is currently serving as Executive Manager and Chief Scientific Officer of TherInject LLC, a company involved in the development of pharmaceuticals to be utilized for the treatment of cancer. Dr. Josephs has 34 years of experience in research and clinical product development and production for biologics, gene therapy and medical devices.

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

Dr. Ewa Carrier, MD:

Dr. Carrier is Associate Professor of Clinical Medicine and Pediatrics, University of California San Diego
Blood and Marrow Transplant Program.

Dr. Carrier has served as principal investigator for the following clinical protocols:

Protocol For The Use of AMD3100 to Mobilize Peripheral Blood Stem Cells For Collection and Transplantation - Emergency Compassionate Use, Single Patient IND.
Erythropoietic Differentiation of Human ES Cells.
CTLA-4 Blockade with MDX-010 to Induce Graft-Versus-Malignancy Effects Following Allogeneic Hematopoietic Stem Cell Transplantation. (NCI Protocol Number P-6082) (closed to accrual).
Phase 3 Randomized, Open-label Clinical Trial of Tanespimycin (KOS-953) plus Bortezomib Compared to
Bortezomib Alone in Patients with Multiple Myeloma in First Relapse [Protocol KAG-301] [Protocol Version 21-JUL-2007]
Autologous Stem Cell Transplant for Myasthenia Gravis.
Collection of Bone Marrow from Patients with Multiple Myeloma for Study of New Therapies.
A Pilot Study of High-Dose Immunosuppression and Autologous Stem Cell Infusion in Patients with Systemic Lupus
Erythematosus Refractory to Conventional Therapy (closed to accrual).
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
Phase II Study of FavId (Tumor-Specific Idiotype-KLH) and Soluble GM-CSF Immunotherapy in Patients with Stable or Progressive Grade 1 or 2 Follicular B-Cell Lymphomas [FavId01].
Phase II Trial of Rituxan® plus FavId™ (Tumor-Specific Idiotype-KLH) and GM-CSF Immunotherapy in Patients with Grade 1 or 2 Follicular B-Cell Lymphoma [FavId-04].

Dr. Feng Lin, MD:

Dr. Lin is the Director of Research and Development of Entest BioMedical, Inc. and has previously served as Director of Research and Development of Bio-Matrix Scientific Group, Inc., the Company’s largest shareholder.

Previously, Dr. Lin was a Senior Research Scientist, Research & Development with Inovio BC, San Diego and Postdoctoral Fellow in Burnham Institute for Medical Research, La Jolla.

Dr. Lin received his M.D. from Central South University Xiangya School of Medicine, Changsha, China, and received a M.S. Biochemistry & Molecular Biology and a Ph.D. Hematology & Physiology from the same institution.

Dr. Vladimir I. Bogin, MD, ABIM:

Dr. Bogin is currently the President and CEO of Cromos Pharma, a contract research organization that specializes in biopharmaceutical clinical outsourcing into Russia and Eastern Europe. From 2008 to 2009 he served as Director of Boehringer Ingelheim (a privately held pharmaceutical company) where he was in charge of the phase IV program for Dabigatran Etexilate.

Dr. Bogin studied medicine at the Yale University School of Medicine and the University of Rochester School of Medicine and Dentistry.

Sources and availability of raw materials and the names of principal suppliers

The supplies and materials required to conduct our operations are available through a wide variety of sources and may be obtained through a wide variety of sources.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

Entest has not been granted any patents.

Entest is currently party to an Exclusive License Agreement (“ELA”) pursuant to which The Regents of the University of California (“Regents”) grants  to the Company an exclusive license (the "License") under The Regents’ interest in Provisional Patent Application No. 61/030,316 entitled “SCREENING TEST FOR GESTATIONAL DIABETES MELLITUS” filed 02/21/2008 (UCLA Case No. 2007-523-1) (“Regents Patent Rights”) to make, have made, use, sell, offer for sale and import Licensed Products (as “Licensed Products” is defined in the ELA) and to practice Licensed Methods (as “Licensed Methods” is defined in the ELA) in all fields of use to the extent permitted by law.

“Licensed Product", as defined in the ELA,  means any article, composition, apparatus, substance, chemical, or any other material covered by Regents' Patent Rights or whose manufacture, use or sale would, absent the license granted under the ELA, constitute an infringement, inducement of infringement, or contributory infringement, of any claim within Regents' Patent Rights, or any service, article, composition, apparatus, chemical, substance, or any other material made, used, or sold by or utilizing or practicing a Licensed Method.

"Licensed Method", as defined in the ELA, means any process, service, or method which is covered by Regents' Patent Rights or whose use or practice would, absent the license granted under the ELA, constitute an infringement, inducement of infringement, or contributory infringement, of any claim within Regents' Patent Rights.

Pursuant to the ELA, Entest shall be obligated to pay to The Regents for sales by Entest and sublicenses:

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

Need for any government approval of principal products or services, effect of existing or probable governmental regulations on the business

ImenVax™ I and ImenVax™ II are Veterinary Biologics. The U.S. Department of Agriculture (USDA) is authorized under the 1913 Virus-Serum-Toxin Act to ensure that all veterinary biologics produced in, or imported into, the United States are not worthless, contaminated, dangerous, or harmful. The Veterinary Biologics Program of the USDA's Animal and Plant Health Inspection Service (“APHIS”) oversees the veterinary biologics industry in the United States.

Domestic manufacturers of veterinary biologics, for domestic use or for export, are required to possess a valid U.S. Veterinary Biologics Establishment License and an individual U.S. Veterinary Biologics Product License for each product produced for sale.

Prior to being granted a U.S. Veterinary Biologics Product License, the applicant must submit detailed information including test reports and research data sufficient to establish purity, safety, potency and efficacy of the product, an Outline of Production, and information regarding labeling and  facilities that are to be used in preparation.

Prior to being granted a U.S. Veterinary Biologic Establishment License, the applicant must submit detailed information regarding the facilities and the qualifications of key personnel and must submit to an inspection of the facilities by the Center for Veterinary Biologics, a division of the USDA. To qualify for an establishment license, an applicant also must qualify for at least one product license.

In the event that a veterinary clinic or clinics can be acquired, the Company plans to attempt to distribute ImenVax™ I prior to licensure under the exemption provided by 9 CFR 107.1, which exempts a veterinary biologic from Federal regulation if the product was manufactured by veterinarians AND intended solely for use with their clients' animals under a veterinarian-client-patient (VCP) relationship.

ENT-576™ can be considered a “combination product” whose primary mode of action is through animal stem cells (a veterinary biologic) It is intended that the Company will obtain a U.S. Veterinary Biologics Establishment License and a U.S. Veterinary Biologics Product License from the U.S. Department of Agriculture. ENT-576™ can also be administered without license if administered in accordance with the safe harbor provided by 9 CFR 107.1.

ImenVax™ III can be considered a combination product whose primary mode of action is generated through trophoblasts derived from human placental tissue. Entest will be required to obtain approval from the US Food and Drug Administration (FDA) in order to market ImenVax™ III. Entest will apply for an Investigational New Animal Drug exemption (INAD) in order that the product may be shipped for testing and trials and will submit a New Animal Drug Application for ImenVax™ III.

The practice of veterinary medicine is primarily subject to State regulation. The Company will be required to comply with the statutes rules and regulations of the State in which an acquired veterinary clinic is located. Within the State of California, in which we intend to attempt to purchase veterinary clinics, the practice of veterinary medicine  is primarily governed pursuant to The California Veterinary Medicine Practice Act (CA Bus.& Prof. Code § 4800 et seq.).

Amount spent during the last fiscal year research and development activities

During the fiscal year ended August 31, 2010 we expended $20,933 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local);

Entest has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of November 12, 2010, Entest has four employees of which three are full time.

Item 2. Properties

On June 15, 2009 Entest CA entered into an agreement with Bio-Matrix Scientific Group, Inc. (“BMSN”) whereby Entest CA has agreed to sublease approximately 3,000 square feet of office space from BMSN for 36 months commencing on June 30, 2009 and ending on June 30, 2012 for consideration consisting of monthly rental payments of $4,100 per month.

This property is utilized as office space. We believe that the foregoing property is adequate to meet its current needs. While it is anticipated that we will require access to laboratory facilities in the future, we believes that access to such facilities are available from a variety of sources including, but not limited to, BMSN.

Item 3. Legal Proceedings

We are not currently party to any material pending legal proceedings, nor were we party to any such proceeding that was terminated during the fourth quarter of the fiscal year covered by this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The Company’s authorized capital stock consists of 70,000,000 shares of common stock with a par value $0.001, and 5,000,000 shares of preferred stock with a par value $0.001 per share.  As of November 12, 2010 there are 19,553,040 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

September 1, 2008 to August 31, 2009	High	Low
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	$4.00	$0.53

September 1, 2009 to August 31, 2010	High	Low
First Quarter	$5.00	$0.55
Second Quarter	1.01	0.35
Third Quarter	2.49	0.83
Fourth Quarter	$2.09	$0.66

Holders

As of August 31, 2010 there were approximately 315 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending August 31, 2010. We do not expect to declare cash dividends in the immediate future.

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

On August 3, 2009, the Company sold 1,000,000 common shares (“Shares”) to an investor at a price of $0.10 per share for net proceeds to the Company of $100,000. The Company permitted the investor to credit $100,000 that the investor had deposited with BMSN (“BMSN Deposit”) towards the share purchase. As a result of this transaction, the BMSN Deposit was credited by BMSN to the Company and was applied as follows:

(a)	$10,000 was applied to satisfy consideration due to BMSN from the Company in connection with the agreement with Dr. Brian Koos.

(b)	$90,000 will be applied to rental payments due to BMSN over the course of the aforementioned sublease agreement between the Company and BMSN.

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

b)	Is subject to forfeiture in the event that Mr. Koos shall cease serving as Chief Executive Officer of the Company prior to the Vesting Date.

The consideration was the service of Mr. Koos. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

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

On September 10, 2009, the Company sold 500,000 common shares (“Shares”) to an investor for consideration of $50,000.  Net proceeds from the sale of the shares were $50,000 of which $5,000 was utilized for working capital and $45,000 was utilized to prepay rent to BMSN.

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

On October 7, 2010 the Company sold 2,000,000 common shares (“Shares”) to an individual investor for consideration consisting of $100,000.

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

The Company currently anticipates applying the consideration received from the sale of the Shares towards the purchase of an existing veterinary clinic and towards working capital

Item 6. Selected Financial Data

As we are a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of August 31, 2010, we had $206 Cash on hand and as of August 31, 2009 we had $250 Cash on hand.

The decrease in Cash of approximately 18% is primarily due to an increase in operating costs.

As of August 31, 2010, we had a balance of $54,200 in Current Portion of Prepaid Expenses compared to August 31, 2009 where the balance totaled $45,100.

The increase in Current Portion of Prepaid Expenses of approximately 20% was primarily attributable to the applicable portion of Prepaid Rent being reallocated from a non-current asset to a current asset as well as the prepayment of $5,000 for services to be rendered.

As of August 31, 2010, Employee Receivables totaled $1,396 compared to August 31, 2009 where there were not any Employee Receivables listed.

This 100% increase in Employee Receivables was primarily attributable to funds advanced to an employee.

As of August 31, 2010, the balance in Non-Current Portion of Prepaid Expenses totaled $28,400 compared to the August 31, 2009 balance of $36,700.

The Non-Current Portion of Prepaid Expenses decreased by approximately 23% due to the applicable portion of Prepaid Rent being moved from a non-current asset to a current asset.

As of August 31, 2010, we had Deposits in the amount of $1,059 and as of August 31, 2009 we had Deposits of $-0-.

The increase in Deposits results from a deposit of $1,059 sent by the Company to San Diego Gas and Electric Company.

As of August 31, 2010, we had Accounts Payable of $21,342 and as of August 31, 2009 we had Accounts Payable of $2,355.

The increase in Accounts Payable of approximately 806% is primarily attributable to an increase in outstanding obligations incurred in the course of business.

As of August 31, 2010, Notes Payable had a balance of $156,566 where as the balance on August 31, 2009 totaled $-0-.

This 100% increase was due to an increase in loans to us from our  Chairman and CEO  and a corporation controlled by our Chairman and CEO totaling $128,416 as well as loans from an unaffiliated third party totaling $28150 which were utilized to pay research and development expenses and for general and administrative expenses.

As of August 31, 2010, we had Accrued Expenses of $128,095 and as of August 31, 2009 we had Accrued Expenses of $-0-.

The 100% increase in Accrued Expenses is mainly attributable to Accrued Salaries due to David R. Koos our Chairman and CEO.

Material Changes in Results of Operations

Revenues were -0- for the year ended August 31, 2010 and -0- for the year ended August 31, 2009. Net losses were $ 544,891 for the year ended August 31, 2010 and $245,515 for the same period ended 2009, an increase of approximately 121%.

This increase in Net Losses is primarily attributable to (a) an increase in Research and Development expenses (b) an increase in Rental Expenses and (c) an increase in General and Administrative expenses offset by a decrease in consulting expenses.

The Company feels it will not be able to satisfy its cash requirements over the next twelve months and shall be required to seek additional financing. At this time, we plan to fund our financial needs through grant funding (which cannot be assured) and, if required, through equity private placements of common stock. (No plans, terms, offers or candidates have yet been established and there can be no assurance that the company will be able to raise funds on terms favorable to us or at all.) As of November 12, 2010, no grants have been awarded to the Company.

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

Sources of liquidity for the fiscal year ended August 31, 2010 consisted primarily of an increase in loans from our Chairman and CEO  and a corporation controlled by our Chairman and CEO totaling $128,416 as well as loans from an unaffiliated third party totaling $28,150 which were utilized to pay research and development expenses and for general and administrative expenses.

Sources of liquidity for us for the fiscal year ended August 31, 2009 consisted of (a) the sale of 1,000,000 common shares for cash proceeds of $100,000 which was utilized to pay research and development expenses and prepay rental expenses and (b) capital contributions of $485 from BMSN which were utilized for General and Administrative expenses.

As of November 12, 2010 we are not party to any binding agreements which would commit Entest to any material capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders
Entest BioMedical, Inc.

I have audited the accompanying consolidated balance sheet of Entest BioMedical, Inc. as of August 31, 2010 and 2009 and the related statements of operations, stockholders’ equity and cash flows for the years ended August 31, 2010 and 2009, and for the period from inception (August 22, 2008) to August 31, 2010. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Entest BioMedical, Inc. as of August 31, 2010 and 2009 and the results of its operations and changes in stockholders equity and cash flows for the years ended August 31, 2010 and 2009, and the period from inception (August 22, 2008) to August 31, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company is a going concern.  As discussed in Note 3 to the financial statements, the Company has not generated income and has accumulated losses.  This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/ s /John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
November 8, 2010

ENTEST BIOMEDICAL, INC. (A Development Stage Company)
Consolidated Balance Sheet
As of August 31, 2010 and 2009

	August 31, 2010	August 31, 2009

ASSETS
Current Assets
Cash	$206	$250
Current Portion of Prepaid Expenses	54,200	45,100
Employee Receivable	1,396	-
Total Current Assets	55,802	45,350

Long Term Assets
Non Current Portion of Prepaid Expenses	28,400	36,700
Deposits	1,059	-
Total Long Term Assets	29,459	36,700

TOTAL ASSETS	$85,261	$82,050

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	21,342	2,355
Notes Payable	156,566	-
Accrued Expenses	128,095	-
Total Current Liabilities	306,003	2,355

TOTAL LIABILITIES	306,003	2,355

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 70,000,000 shares
authorized, 17,050,000 and 17,553,040 shares issued and
outstanding as of August 31, 2009 and August 31, 2010	17,553	17,050
Preferred Stock , $0.001 par value 5,000,000 shares authorized,
0 shares issued and outstanding as of August 31, 2009 and August 31, 2010
Additional paid in Capital	537,415	308,083
Contributed capital	15,104	485
Deficit accumulated during the development stage	(790,814)	(245,923)

Total Stockholders' Equity	(220,742)	79,695

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$85,261	$82,050

The Accompanying Notes are an Integral Part of these Financial Statements.

Entest BioMedical, Inc.
(A Development stage Company)
Consolidated Statement of Operations
For the years ended August 31, 2010 and August 31, 2009

			Period from
			Inception
			(Aug. 22, 2008)
	Year Ended	Year Ended	through
	August 31,	August 31,	August 31,
	2010	2009	2010

REVENUES
Total Revenues	$-	$-	$-

COSTS AND EXPENSES
Research and Development	20,933	10,000	30,933
Rent	49,200	8,200	57,400
General and Administrative	421,213	27,237	448,450
Incorporation Costs	-	-	408
Consultant's Expenses	46,470	200,000	246,470
Miscellaneous Expenses	-	78	78

Total Costs and Expenses	537,816	245,515	783,739

OPERATING LOSS	(537,816)	(245,515)	(783,739)

OTHER INCOME AND EXPENSE

Interest Expense	(7,075)	-	(7,075)

LOSS BEFORE INCOME TAXES	(544,891)	(245,515)	(790,814)
Income Taxes	-	-	-

NET INCOME (LOSS)	$(544,891)	$(245,515)	$(790,814)

BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE	$(0.031)	$(0.109)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	17,540,420	2,245,255

The Accompanying Notes are an Integral Part of these Financial Statements.

Entest BioMedical, Inc.
Consolidated Statement of Stockholders' Equity
From August 22, 2008 (Inception) through August 31, 2010

					Accumulated
					Deficit
	Common		Additional		during the
			Paid-in	Contributed	Development
	Shares	Amount	Capital	Capital	Stage	Total

Beginning balances Aug. 22, 2008	-	$-	$-	$-	$-	$-
Shares issued to parent	1,500	408				408
Net Loss August 22, 2008
through August 31, 2008					(408)	(408)

Balances August 31, 2008	1,500	$408	$-	$-	$(408)	$-
Recapitalization in connection with
reverse acquisition	(1,500)	(408)	408	-	-	-
	10,000,000	10,000	(10,000)	-	-	-
Common Shares issued in Reverse
Acquisition	4,000,000	4,000	(4,000)	-	-	-
Increases in Contributed Capital	-	-	-	485	-	485
Common Shares issued for Cash	1,000,000	1,000	99,000	-	-	100,000
Restricted Stock Award issued to
employee	2,000,000	2,000	(2,000)	-	-	-
Restricted Stock Award
compensation expense for the
year ended August 31, 2009	-	-	24,725	-	-	24,725
Common Stock issued to
consultant	50,000	50	199,950	-	-	200,000
Net Loss year ended Aug. 31, 2009					(245,515)	(245,515)

Balances August 31, 2009	17,050,000	$17,050	$308,083	$485	$(245,923)	$79,695
Common Shares issued for Cash	500,000	500	49,500	-	-	50,000
Restricted Stock Award
compensation expense for the
3 months ended Nov. 30, 2009	-	-	98,916	-	-	98,916
Common Stock as Compensation	3,040	3	4,557	-	-	4,560
Increases in Contributed Capital	-	-	-	4,263	-	4,263
Restricted Stock Award
compensation expense for the
3 months ended February 28, 2010	-	-	76,359	-	-	76,359
Increases in Contributed Capital	-	-	-	10,356	-	10,356
Net Loss year ended Aug. 31, 2010	-	-	-	-	(544,891)	(544,891)

Balances, August 31, 2010	17,553,040	$17,553	$537,415	$15,104	$(790,814)	$(220,742)

The Accompanying Notes are an Integral Part of these Financial Statements.

Entest BioMedical, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the years ended August 31, 2010 and August 31, 2009
			Period from
			Inception
			(Aug. 22, 2008)
	Year Ended	Year Ended	through
	August 31,	August 31,	August 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(544,891)	$(245,515)	$(790,814)
(Increase) Decrease in Employee Receivable	(1,396)	-	(1,396)
Increase (Decrease) in Accounts Payable	18,990	2,355	21,345
(Increase) Decrease in Prepaid Expenses	(800)	(81,800)	(82,600)
(Increase) Decrease in Deposits	(1,059)	-	(1,059)
Increase (Decrease) in Accrued Expenses	128,094	-	128,094
Stock issued as Compensation to Employees	179,836	24,725	204,561
Stock issued to Prepay Expenses	-	-	-
Stock issued as Compensation to Consultants	-	200,000	200,000
Net Cash Provided by (Used in) Operating Activities	(221,226)	(100,235)	(321,869)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	500	1,000	1,500
Advances from shareholder	-	-	-
Increase (Decrease) in Notes Payable	156,567	-	156,567
Contributed Capital	14,618	485	15,103
Additional Paid in capital	49,500	99,000	148,908
Net Cash Provided by Financing Activities	221,185	100,485	322,078

Net Increase in Cash	(41)	250	209

Cash at Beginning of Period	250	-	-

Cash at End of Period	$209	$250	$209

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$-
Taxes Paid	$-	$-

The Accompanying Notes are an Integral Part of these Financial Statements

Entest BioMedical, Inc.
(A Development Stage Company)

Notes to the Consolidated Financial Statements
For the Fiscal year ended August 31, 2010
And for the Period ended August 31, 2009

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Entest BioMedical, Inc. (the “Company”) was incorporated in the State of Nevada on September 24, 2008 as JB Clothing Corporation.  Until July 10, 2009, the Company’s principal business objective was the offering of active/leisure fashion design clothing.

On July 10, 2009 the Company abandoned its efforts in the field of active/leisure fashion design clothing when it acquired 100% of the share capital of Entest BioMedical, Inc., a California corporation, (“Entest CA”) for consideration consisting of 10,000,000 shares of the common stock of the Company and the cancellation of 10,000,000 shares of the Company owned and held by Mr. Rick Plote.

As a result of this transaction, the former stockholder of Entest CA held approximately 70% of the voting capital stock of the Company immediately after the transaction.  For financial accounting purposes, this acquisition was a reverse acquisition of the Company by Entest CA under the purchase method of accounting, and was treated as a recapitalization with Entest CA as the acquirer. Accordingly, the financial statements of the Company have been prepared to give retroactive effect to August 22, 2008 (date of inception of Entest CA), of the reverse acquisition completed on July 10, 2009, and represent the operations of Entest CA. On July 12, 2009 the Company adopted the name of Entest CA when it changed its name to Entest BioMedical, Inc. (See Note 8)

Entest CA is a development stage company which intends to develop and commercialize stem cell based therapies, medical devices and medical testing procedures.

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

G. BASIC EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 260, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective October 6, 1998 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

H. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with FASB ASC 710. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with FASB ASC 718.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $790,817 during the period from August 22, 2008 (inception) through August 31, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4.  STOCK TRANSACTION

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

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (ASC Topic 855), Amendments to Certain Recognition and Disclosure Requirements.” This Standard update requires a SEC Filer to (1) evaluate subsequent events through the date that the financial statements are issued or available to be issued, (2) defines “SEC Filer” as an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section, (3) not be bound to disclosing the date through which subsequent events have been evaluated, (4) note the definition of public entity is not longer defined nor necessary for Topic 855, (5) note the scope of the reissuance disclosure requirements is refined to include revised financial statements only. These Updates are effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In January 2010, the FASB issued ASU No. 2010-08, “Technical Corrections to various Topics.” This Standard is being updated to eliminate outdated or inconsistent GAAP standards and to clarify the Boards original intent mainly with regards to derivatives and hedging. This is effective for the first reporting period (including interim periods) beginning after issuance. ASU No. 2010-08 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” related to ASC Topic 820-10.  This update requires new disclosures to; transfers in or out of Levels 1 and 2, activity in Level 3fair value measurements, Level of disaggregation, and disclosures about inputs and valuation techniques. This amendment will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. ASU No. 2010-06 has no impact on the Company’s results of operations, financial condition or cash flows.

In January 2010, the FASB issued ASU No. 2010-01, amends SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” This Standard codified in ASC 105 is being modified to include the authoritative and non-authoritative levels of GAAP. This amendment is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASU No. 2010-01 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In January, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. As a result, it is effective for the Company in the first quarter of fiscal year 2010. The Company does not believe that the adoption of ASU 2010-06 will have a material impact on consolidated its financial statements.

In June 2009, the FASB issued new guidance which is now part of ASC 105-10 (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC 105-10 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB amended ASC 810 (formerly Statement of Financial Accounting Standards No.167, Amendments to FASB Interpretation No. 46(R)).  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  ASC 810 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt ASC 810 in fiscal 2010. The Company does not expect that the adoption of ASC 810 will have a material impact on its financial statements.

In June 2009, the FASB amended ASC 860, (formerly SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140).  ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company will adopt ASC 860 in fiscal 2010. The Company does not expect that the adoption of ASC 860 will have a material impact on its financial statements.

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855-10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  The Company adopted the provisions of ASC 855-10 as required.

NOTE 6. RELATED PARTY TRANSACTIONS

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

On August 8, 2009, the Company issued a Restricted Stock Award of 2,000,000 common shares to David Koos, the Company’s CEO (“Koos Award”). The Koos Award

(a)	may not be transferred or hypothecated until the expiration of a six month period from the issuance date (“Vesting Date”) and

(b)	is subject to forfeiture in the event that Koos shall cease serving as Chief Executive Officer of the Company prior to the Vesting Date.

On October 5, 2009, the Company issued 3,040 Restricted Stock to David Koos, the Company’s CEO for a total consideration of $4,560. This amount was due from Entest BioMedical, Inc. to David Koos for services rendered.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2010:

Common Stock:

$0.001 par value 70,000,000 shares authorized 17,553,040 shares issued and outstanding as of August 31, 2010.

Preferred Stock:

$0.001 par value 5,000,000 shares authorized 0 shares issued and outstanding as of August 31, 2010.

NOTE 8. ACQUISITION OF ENTEST BIOMEDICAL, INC., A CALIFORNIA CORPORATION

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

Under the terms of the Stock Purchase Agreement, on June 19, 2009, Rick Plote resigned as Director, President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer of the Company and David R. Koos was elected sole Director of the Company and was appointed President, Chief Executive Officer, Secretary, Chief Financial Officer, and Principal Accounting Officer of the Company.

On July 10, 2009, the Company acquired Entest CA, from BMSN for consideration consisting of (a) the issuance to BMSN of 10,000,000 newly issued common shares of the Company and (b) the return by Mr. Rick Plote of 10,000,000 shares of the Company’s common stock previously issued to him to the Company for cancellation. With the return of ten million shares of the Company’s common stock held by Mr. Plote, BMSN had become as of the closing the Company’s largest single stockholder owning 71% of the share capital of the Company and Entest has become a wholly owned subsidiary of the Company.

Upon acquisition of Entest CA, the Company abandoned its efforts in the field of active/leisure fashion design clothing. The Company’s business is currently the business of Entest CA, and the Company is currently a development stage company which intends to develop and commercialize stem cell based therapies, medical devices and medical testing procedures.

On July 12, 2009, the Company adopted the name of Entest CA when it changed its name to Entest BioMedical, Inc.

NOTE 9. INCOME TAXES

As of August 31 , 2010

Deferred tax assets:
Net operating tax carry forwards	$313,659
Other	-0-
Gross deferred tax assets	313,659
Valuation allowance	(313,659)

Net deferred tax assets	$-0-

As of  August 31, 2010,  the Company has a Deferred Tax Asset of  $313,659  completely attributable to net operating loss carry forwards of approximately $804,461  (which expire 20 years from the date the loss was incurred) consisting  of:

(a)	$ 13,647 of Net Operating Loss Carry forwards acquired in the reverse acquisition and

(b)	$ 790,814 attributable to Entest BioMedical, Inc.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

On June 15, 2009, Entest entered into an agreement with BMSN whereby Entest has agreed to sublease approximately 3,000 square feet of office space from BMSN for 36 months commencing on June 30, 2009 and ending on June 30, 2012 for consideration consisting of monthly rental payments of $4,100 per month.

This property is utilized as office space. Entest believes that the foregoing property is adequate to meet its current needs. While it is anticipated that Entest will require access to laboratory facilities in the future, Entest believes that access to such facilities are available from a variety of sources including, but not limited to, BMSN.

Lease Commitments
2009	$24,600
2010	$49,200
2011	$49,200
2012	$24,600

NOTE 11. STOCK TRANSACTIONS

On September 10, 2009, the Company sold 500,000 common shares to an investor for consideration of $50,000.

NOTE 12. SUBSEQUENT EVENTS

Events subsequent to August 31, 2010 have been evaluated through November 12, 2010, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.

On October 7, 2010 the Company issued 2,000,000 common shares to an investor for consideration of $100,000.

On October 26, 2010 the Company entered into an Escrow Agreement for the stock purchase of a veterinary clinic.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

On August 27, 2009, The Public Company Accounting Oversight Board ("Board" or "PCAOB") revoked the registration of Moore & Associates, Chartered on the basis of its findings concerning Moore and Associates Chartered's violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, PCAOB rules and auditing standards in auditing the financial statements of three issuer clients from 2006 to 2008, PCAOB rules and quality controls standards, and noncooperation with a Board investigation. None of the three aforementioned three issuer clients was Entest BioMedical, Inc.

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

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of August 31, 2010. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and Tammy Reynolds is the Company’s CFO. They function as the Companies principal executive officer and principal financial officer, respectively.

b) Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934. Rule 13a-15(f) defines internal control over financial reporting as follows:

“The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.”

The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only a reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of August 31, 2010 based on the framework in “Internal Control over Financial Reporting – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission.”  Based on its assessment, management believes that, as of August 31, 2010, the Company’s internal control over financial reporting is effective.

Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report. This exemption for smaller reporting companies provided under the temporary rules referenced above has been made permanent under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(c) There have been no changes during the quarter ended August 31, 2010 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 10. Directors, Executive Officers and Corporate Governance

On June 19, 2009 the Board of Directors of  the Company elected David R. Koos, 52,  a director of the Company and appointed Dr. Koos President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer of the Company. Dr. Koos resigned as Chief Financial Officer on March 31, 2010 and has not functioned as principal Financial Officer since that date.

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

* As of November 12, 2010 Bio-Matrix Scientific Group Inc. owned 10,000,000 common shares of the company representing 51% of the shares outstanding.
** Amerivet Securities Inc. has not been active during the period as the Chief Executive Officer was on deployment in Iraq through the U.S. Army Reserves.

On March 31, 2010, the Board of Directors of Entest BioMedical, Inc. appointed Tammy L. Reynolds, CPA, 36, as Chief Financial Officer. Ms Reynolds also was appointed a Director of the Company as of the same date.

Education:

Ms. Reynolds has earned a Bachelor of Science in Business Administration, Accounting from San Diego State University in January, 2005.

Employment History:

Position:	Company Name:	Employment Dates:
Chief Financial Officer	Entest BioMedical, Inc.	March 31--Current
Accountant III	Science Applications International Corporation	November 2009- March 2010
Senior Accountant	Bruno Skorheim, LLP	June 2008-November 2009
Associate Accountant	AKT, LLP	November 2006-May 2008
Staff I Accountant	RPR Partners, LLP	January 2006-August 2006
Operations Analyst, Supervisor, +	Barona Casino	January 2000-December 2005

Code of Ethics

On November 11, 2009 we adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002

Director Independence

Audit Committee and Audit Committee Financial Expert

The Company’s Directors may not be considered independent as they are also officers. The Company is not a "listed company" under Securities and Exchange Commission (“SEC”) rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company’s  Board of Directors is deemed to be its  audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Board of Directors has determined that its members are able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the Board of Directors believes that its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

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

Because management and directors of the Company are the same people, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors’ attention by virtue of the co-extensive capacities of the directors.

Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rick Plote President, Secretary, Treasurer, and Director	From September 1, 2008 to June 19, 2009			$5,000*						$5,000
David Koos Chairman President, and CEO	From September 1, 2008 to August 31, 2009	0	0	0	$200,000**	0	0	0	0	$200,000
David Koos Chairman, President and CEO	From September 1, 2009 to August 31, 2010	$6,000***	0	$4,560	0	0	0	0	0	$10,460
Tammy Reynolds, CFO and Director	From March 31, 2010 to August 31, 2010	$26,923	0	0	0	0	0	0	0	$26,923

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

The Koos Award

c)	(a)may not be transferred or hypothecated until the expiration of a six month period from the issuance date (“Vesting Date”) and

d)	is subject to forfeiture in the event that Koos shall cease serving as Chief Executive Officer of the Company prior to the Vesting Date

*** Does not include $117,500 in accrued compensation earned by Dr. Koos over the 12 months ended August 31, 2010.

David Koos is not party to an executed employment agreement. From April of 2010 to the present, we have agreed to compensate David Koos $25,000 per month for his services, exclusive of any bonuses or benefits. The majority of this compensation has been accrued.

The Company and Ms. Reynolds have agreed that Ms. Reynolds shall receive:

a)	Compensation of $70,000 per annum for her services as Chief Financial Officer.
b)
Fifty Thousand Dollars worth of the Common Shares of the Company (“Compensation Shares”) to be granted to Ms. Reynolds upon the completion of twelve months employment as CFO of the Company in accordance with the following terms and conditions:

a.
The Compensation Shares shall be issued at a price per share which shall be the average of the closing stock prices on the first day of trading of each month during the twelve months prior to the grant.

b.
80% of the Compensation Shares (“Restricted Comp Shares”) may not be sold, transferred, assigned, pledged or otherwise encumbered or disposed of by Ms. Reynolds (“Transfer Restriction”) except as follows:

Upon the expiration of one year from the date of the grant of the Compensation Shares, Transfer Restrictions shall no longer apply to 25% of the Restricted Comp Shares.

Upon the expiration of two years from the date of the grant of the Compensation Shares, Transfer Restrictions shall no longer apply to an additional 25% of the Restricted Comp Shares.

Upon the expiration of three years from the date of the grant of the Compensation Shares, Transfer Restrictions shall no longer apply to an additional 25% of the Restricted Comp Shares

Upon the expiration of four years from the date of the grant of the Compensation Shares, Transfer Restrictions shall no longer apply to an additional 25% of the Restricted Comp Shares.

In the event that Ms. Reynolds is no longer employed as CFO of the Company, any Restricted Comp Shares still subject to Transfer Restrictions shall be forfeited by the Ms. Reynolds, and ownership of the Restricted Comp Shares shall be transferred back to the Company. Ms. Reynolds is currently not party to a written employment agreement with the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of November 12, 2010 for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group.

(1) Title Of Class	(2) Name And Address Of Beneficial Owner	(3) Amount And Nature Of Beneficial Owner	(4) Percent Of Class
Common Stock	Dr. David R. Koos, President, Chief Executive Officer, Secretary, Treasurer, Director C/O Entest BioMedical, Inc. 4700 Spring Street, St 203 La Mesa California, 91942*	12,000,000	61.3%*
Common Stock	Tammy Reynolds Chief Financial Officer and Director C/O Entest BioMedical, Inc. 4700 Spring Street, St 203 La Mesa California, 91942	0	0%
Officers and Directors As a Group (2 Persons)		12,000,000	61.3%
Common Stock	Bio-Matrix Scientific Group, Inc. 8885 Rehco Road San Diego, California 92121	10,000,000	51.1%
Common Stock	Sleezer Family Trust	3,500,000	17.9%

*	Includes common shares owned by Bio-Matrix Scientific Group, Inc. (David Koos is CEO, President and Chairman of Bio-Matrix Scientific Group, Inc.).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Between November 17, 2009 and August 31, 2010 Bombardier Pacific Ventures (a company controlled by our CEO) has loaned us $80,471. These loans and any accrued interest are due and payable at the demand of Bombardier Pacific Ventures and bear simple interest at the rate of 15% per annum.

Between December 3, 2009 and August 31, 2010 David Koos, our Chairman and CEO, has loaned us $47,945. These loans and any accrued interest are due and payable at the demand of David Koos and bear simple interest at the rate of 15% per annum.

Director Independence

Audit Committee and Audit Committee Financial Expert

The Company’s Directors may not be considered independent as some are also officers. The Company is not a "listed company" under Securities and Exchange Commission (“SEC”) rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company’s  Board of Directors is deemed to be its  audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Board of Directors has determined that its members are able to read and understand fundamental financial statements and has substantial business experience that results in the members' financial sophistication. Accordingly, the Board of Directors believes that its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

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

The Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors’ attention by virtue of communication with management
Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us by dismissed Moore & Associates Chartered during the period beginning September 1, 2008 and ending August 31, 2009:

Audit Fees	$3,500
Audit Related Fees	1,540
Tax Fees	0
All Other Fees	0
$5,040

The following table sets forth the aggregate fees billed to us by John Kinross-Kennedy, CPA during the period beginning September 1, 2009 and ending August 31, 2010:

Audit Fees	$4,000
Audit Related Fees	400
Tax Fees	0
All Other Fees	0
$4,400

Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

Audit Related Fees: Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. In 2009 these fees were primarily derived from review of financial statements in the Company's Form 10Q Reports and in 2010 these fees were primarily derived from review of financial statements in the Company's Form 10Q Reports.

All services listed were pre-approved by the Board of Directors, functioning as the Audit Committee in accordance with Section 2(a) 3 of the Sarbanes-Oxley Act of 2002.

The Board has considered whether the services described above are compatible with maintaining the independent accountant's independence and has determined that such services have not adversely affected the independence neither of Moore & Associates Chartered nor with John Kinross-Kennedy.

Item 15. Exhibit Index

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.1	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.2	CERTIFICATION BY CFO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.2	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
10.1	AGREEMENT BY AND BETWEEN THE COMPANY AND THERACYTE,INC.
10.2*	ESCROW AGREEMENT BY AND BETWEEN THE COMPANY, HERMAN H. PETTEGROVE, ESQ. AND DR. GREGORY MCDONALD, DVM
14.1**	CODE OF ETHICS
10.3***	AGREEMENT FOR ISSUANCE OF STOCK TO DAVID KOOS
3(i)****	CERTIFICATE OF INCORPORATION OF JB CLOTHING
3(ii)*****	BYLAWS
3(i)(2)******	AMENDMENT TO CERTIFICATE OF INCORPORATION OF JB CLOTHING

* Incorporated by reference to Exhibit 10.1 of Form 8-K dated October 27, 2010
** Incorporated by reference to Exhibit 14.1 of Form 10-K dated November 11, 2009
*** Incorporated by reference to Exhibit 10.1 of Form 10-K dated November 11, 2009
****Incorporated by reference to Exhibit 3(i) of Company’s S-1 filed November 4, 2008
*****Incorporated by reference to Exhibit 3(ii) of Company’s S-1 filed November 4, 2008
******Incorporated by reference to Exhibit 3 (i)(2) of Company’s 8-K filed July 10, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President Chairman, Chief Executive Officer
Date: November 12, 2010

By:	/s/ Tammy L. Reynolds
Name: Tammy L. Reynolds
Title: Chief Financial Officer
Date: November 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 12, 2010.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President Chairman of the Board of Directors, Chief Executive Officer
Date: November 12, 2010

By:	/s/ Tammy L. Reynolds
Name: Tammy L. Reynolds
Title: Chief Financial Officer and Director
Date: November 12, 2010