Form 10-K/A
period 2010-08-31
ENTEST BIOMEDICAL, INC.
filed 2010-12-23
CIK 1449447

United States Securities and Exchange Commission
Washington, D.C.  20549

Form 10-K/A

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending August 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission file number: 333-154989

ENTEST BIOMEDICAL, INC.
(Name of small business issuer in its charter)

Nevada	26-3431263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders
Entest BioMedical Inc.

I have audited the accompanying consolidated balance sheet of Entest BioMedical Inc. as of August 31, 2010 and 2009 and the related statements of operations, stockholders’ equity and cash flows for the years ended August 31, 2010 and 2009, and for the period from inception (August 22, 2008) to August 31, 2010. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Entest BioMedical Inc. as of August 31, 2010 and 2009 and the results of its operations and changes in stockholders equity and cash flows for the years ended August 31, 2010 and 2009, and the period from inception (August 22, 2008) to August 31, 2010 in conformity with accounting principles generally accepted in the United States.

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

/ s /

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

Item 15. Exhibit Index

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT Dated December 21, 2010
32.1	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT Dated December 21, 2010
31.2	CERTIFICATION BY CFO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT Dated December 21, 2010
32.2	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT Dated December 21, 2010
10.1	AGREEMENT BY AND BETWEEN THE COMPANY AND THERACYTE, INC.*******
10.2*	ESCROW AGREEMENT BY AND BETWEEN THE COMPANY, HERMAN H. PETTEGROVE, ESQ. AND DR. GREGORY MCDONALD, DVM
14.1**	CODE OF ETHICS
10.3***	AGREEMENT FOR ISSUANCE OF STOCK TO DAVID KOOS
3(i)****	CERTIFICATE OF INCORPORATION OF JB CLOTHING
3(ii)*****	BYLAWS
3(i)(2)******	AMENDMENT TO CERTIFICATE OF INCORPORATION OF JB CLOTHING

* Incorporated by reference to Exhibit 10.1 of Form 8-K dated October 27, 2010
** Incorporated by reference to Exhibit 14.1 of Form 10-K dated November 11, 2009
*** Incorporated by reference to Exhibit 10.1 of Form 10-K dated November 11, 2009
****Incorporated by reference to Exhibit 3(i) of Company’s S-1 filed November 4, 2008
*****Incorporated by reference to Exhibit 3(ii) of Company’s S-1 filed November 4, 2008
******Incorporated by reference to Exhibit 3 (i)(2) of Company’s 8-K filed July 10, 2009
*******Filed Previously

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President Chairman, Chief Executive Officer
Date: December 21, 2010

By:	/s/ Tammy L. Reynolds
Name: Tammy L. Reynolds
Title: Chief Financial Officer
Date: December 21, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 12, 2010.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President Chairman of the Board of Directors, Chief Executive Officer
Date: December 21, 2010

By:	/s/ Tammy L. Reynolds
Name: Tammy L. Reynolds
Title: Chief Financial Officer and Director
Date: December 21, 2010