Form 10-Q
period 2010-11-30
ENTEST BIOMEDICAL, INC.
filed 2011-01-13
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 6, 2011, 19,684,740 shares of common stock were issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [   ]   No [X]

Transitional Small Business Disclosure Format (Check One) Yes [   ]   No [X]

Item 1. Financial Statements.

Entest BioMedical, Inc.
(A Development Stage Company)
Consolidated Balance Sheet

	As of	As of
	November 30,	August 31,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$100,835	$206
Current Portion of Prepaid Expenses	60,990	54,200
Employee Receivable	1,396	1,396
Current Portion of Deposits	20,000	-
Total Current Assets	183,221	55,802

Long Term Assets
Non Current Portion of Prepaid Expenses	24,300	28,400
Non Current Portion of Deposits	1,059	1,059
Total Long Term Assets	25,359	29,459

TOTAL ASSETS	$208,580	$85,261

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	26,442	21,342
Notes Payable	169,133	156,566
Due to Affiliate	10,000	-
Due to Shareholder	100,000	-
Accrued Expenses	204,873	128,095
Total Current Liabilities	510,448	306,003

TOTAL LIABILITIES	510,448	306,003

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 70,000,000 shares
authorized, 17,553,040 and 19,608,040 shares issued and
outstanding as of August 31, 2010 and November 30, 2010	19,608	17,553
Preferred Stock , $001 par value 5,000,000 shares authorized, 0 shares issued and outstanding as of August 31, 2010 and November 30, 2010
Additional Paid in Capital	697,760	537,415
Contributed capital	15,104	15,104
Deficit accumulated during the development stage	(1,034,340)	(790,814)

Total Stockholders' Equity	(301,868)	(220,742)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$208,580	$85,261

The accompanying Notes are an integral part of these Financial Statements.

Entest BioMedical, Inc.
(A Development stage Company)
Consolidated Statement of Operations
(Unaudited)

			Period from
			Inception
			(Aug. 22, 2008)
	For the Three Months Ended		through
	November 30,		November 30,
	2010	2009	2010

REVENUES
Total Revenues	$-	$-	$-

COSTS AND EXPENSES
Research and Development	51,286	-	82,219
Rent	12,452	12,300	69,852
General and Administrative	149,954	113,384	598,404
Incorporation Costs	-	-	408
Consultant's Expenses	23,976	9,657	270,446
Miscellaneous Expenses	-	-	78

Total Costs and Expenses	237,668	135,341	1,021,407

OPERATING LOSS	(237,668)	(135,341)	(1,021,407)

OTHER INCOME AND EXPENSE

Interest Expense	(5,858)	(29)	(12,933)

LOSS BEFORE INCOME TAXES	(243,526)	(135,370)	(1,034,340)
Income Taxes	-	-	-

NET INCOME (LOSS)	$(243,526)	$(135,370)	$(1,034,340)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	18,658,974	17,502,420

The accompanying Notes are an integral part of these Financial Statements.

Entest BioMedical, Inc. (A Development Stage Company) Consolidated Statement of Stockholders' Equity From August 22, 2008 (Inception) through November 30, 2010

					Accumulated Deficit
	Common		Additional	Cotrib-	during the
			Paid-in	uted	Development
	Shares	Amount	Capital	Capital	Stage	Total

Beginning balances Aug. 22, 2008 -		$-	$-	$-	$-	$-
Shares issued to parent	1,500	408				408
Net Loss August 22, 2008
through August 31, 2008					(408)	(408)

Balances August 31, 2008	1,500	$408	$-	$-	$(408)	$-
Recapitalization in connection
with reverse acquisition	(1,500)	(408)	408	-	-	-
	10,000,000	10,000	(10,000)	-	-	-
Common Shares issued in
reverse acquisition	4,000,000	4,000	(4,000)	-	-	-
Increases in Contributed Capital	-	-	-	485	-	485
Common Shares issued for Cash	1,000,000	1,000	99,000	-	-	100,000
Restricted Stock Award issued
to employee	2,000,000	2,000	(2,000)	-	-	-
Restricted Stock Award
compensation expense for the
year ended August 31, 2009	-	-	24,725	-	-	24,725
Common Stock issued to
consultant	50,000	50	199,950	-	-	200,000
Net Loss year ended Aug. 31, 2009					(245,515)	(245,515)

Balances August 31, 2009	17,050,000	$17,050	$308,083	$485	$(245,923)	$79,695
Common Shares issued for Cash	500,000	500	49,500	-	-	50,000
Restricted Stock Award
compensation expense for the
3 months ended Nov. 30, 2009	-	-	98,916	-	-	98,916
Common Stock as Compensation	3,040	3	4,557	-	-	4,560
Increases in Contributed Capital	-	-	-	4,263	-	4,263
Restricted Stock Award
compensation expense for the
3 months ended Feb. 28, 2010	-	-	76,359	-	-	76,359
Increases in Contributed Capital	-	-	-	10,356	-	10,356
Net Loss year ended Aug. 31, 2010		-	-	-	(544,891)	(544,891)

Balances, August 31, 2010	17,553,040	$17,553	$537,415	$15,104	$(790,814)	$(220,742)
Common Shares issued for Cash	2,000,000	$2,000	$98,000	$-	$-	$100,000
Restricted Stock Award
compensation expense for the
3 months ended Nov. 30, 2010	55,000	55	62,345	-	-	62,400
Common Stock as Compensation	-	-	-	-	-	-
Increases in Contributed Capital	-	-	-	-	-	-
Net Loss 3 mo. ended Nov. 30, 2010		-	-	-	(243,526)	(243,526)

Balances, November 30, 2010	19,608,040	$19,608	$697,760	$15,104	$(1,034,340)	$(301,868)

The accompanying Notes are an integral part of these Financial Statements.

Entest BioMedical, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

			Period from
			Inception
			(Aug. 22, 2008)
	For the Three Months Ended		through
	November 30,		November 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(243,526)	$(135,370)	$(1,034,340)
(Increase) Decrease in Employee Receivable	-	-	(1,396)
Increase (Decrease) in Accounts Payable	5,099	5,305	26,444
(Increase) Decrease in Prepaid Expenses	(2,690)	(32,700)	(85,290)
(Increase) Decrease in Deposits	(20,000)	-	(21,059)
Increase (Decrease) in Accrued Expenses	76,777	29	204,871
Stock issued as Compensation to Employees	-	103,476	204,561
Stock issued to Prepay Expenses	-	45,000	-
Stock issued as Compensation to Consultants	-	-	200,000
Net Cash Provided by (Used in) Operating Activities	(184,340)	(14,260)	(506,209)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	2,000	50	3,500
Common stock issued for expenses	55	-	55
Increase (Decrease) in Due to affiliate	10,000	-	10,000
Increase (Decrease) in Due to shareholder	100,000	-	100,000
Increase (Decrease) in Notes Payable	12,566	5,992	169,133
Contributed Capital	-	4,263	15,103
Additional Paid in capital	160,345	4,950	309,253
Net Cash Provided by Financing Activities	284,966	15,255	607,044

Net Increase in Cash	100,626	995	100,835

Cash at Beginning of Period	209	250	-

Cash at End of Period	$100,835	$1,245	$100,835

SUPPLEMENTAL CASH FLOW INFORMATION

Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying Notes are an integral part of these Financial Statements.

Entest BioMedical, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
As of November 30, 2010

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended August 31, 2010 and notes thereto included in the Company's 10-K annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $1,034,340 during the period from August 22, 2008 (inception) through November 30, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - DEVELOPMENT STAGE

The Company is a development stage company that devotes substantially all of its efforts in the development of its plan to develop and commercialize stem cell based therapies, medical devices and medical testing procedures.

NOTE 4. -   RELATED PARTY TRANSACTIONS

Between September 1, 2010 and November 30, 2010, Bombardier Pacific Ventures (“Bombardier”), a company controlled by David R. Koos who is the Company’s Chief Executive Officer, made loans to the Company totaling $7,326. The total amount owed by the Company to Bombardier as of November 30, 2010 is $87,797. These loans and any accrued interest are due and payable at the demand of Bombardier and bear simple interest at the rate of 15% per annum.

During the three months ended November 30, 2010 David R. Koos, did not make any new loans to the Company. Total amount owed by the Company to David R. Koos as of November 30, 2010 is $42,786. These loans and any accrued interest are due and payable at the demand of David R. Koos and bear simple interest at the rate of 15% per annum.

NOTE 5. -   INCOME TAXES

As of November 30, 2010

Deferred tax assets:
Net operating tax carry forwards	$398,235
Other	-0-
Gross deferred tax assets	398,235
Valuation allowance	(398,235)

Net deferred tax assets	$-0-

As of  November 30, 2010  the Company has a Deferred Tax Asset of $398,235 completely attributable to net operating loss carry forwards of approximately $1,047,987 (which expire 20 years from the date the loss was incurred) consisting of:

(a)	$ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc, a California corporation, and
(b)	$ 1,034,340 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. The achievement of required future taxable income is uncertain. In addition, the reverse acquisition in which Entest BioMedical, Inc. was involved in 2009 has resulted in a change of control.  Internal Revenue Code Sec 382 limits the amount of income that may be offset by net operating loss (NOL) carryovers after an ownership change. As a result, the Company has the Company recorded a valuation allowance reducing all deferred tax assets to $ -0-.

NOTE 6. - COMMITMENTS AND CONTINGENCIES

On June 15, 2009, Entest entered into an agreement with parent company BioMatrix Scientific Group Inc.  (BMSN) whereby Entest has agreed to sublease approximately 3,000 square feet of office space from BMSN for 36 months commencing on June 30, 2009 and ending on June 30, 2012 for consideration consisting of monthly rental payments of $4,100 per month.

This property is utilized as office space. Entest believes that the foregoing property is adequate to meet its current needs. While it is anticipated that Entest will require access to laboratory facilities in the future, Entest believes that access to such facilities are available from a variety of sources including, but not limited to, BMSN.

Lease Commitments

2010	$49,200
2011	$49,200
2012	$24,600

NOTE 7. - STOCK TRANSACTIONS

In the three months ended November 30, 2010:

The Company sold 2,000,000 shares of common stock at five cents per share, realizing $100,000.

The Company made a Restricted Stock Award of 55,000 restricted common shares for services.  An expense of $62,400 was recorded.

NOTE 8. - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2010:

Common Stock:

$0.001 par value, 70,000,000 shares authorized 19,608,040 shares issued and outstanding as of November 30, 2010.

Preferred Stock:

$0.001 par value 5,000,000 shares authorized -0- shares issued and outstanding as of November 30, 2010.

NOTE 9. - SUBSEQUENT EVENTS

Events subsequent to August 31, 2010 have been evaluated through January 6, 2011, the date these statements were available to be issued, to determine whether they should be disclosed:

On December 17, 2010 the Company entered into an Asset Purchase Agreement for the purchase of all the assets, tangible and intangible, of Pet Pointers, Inc., a California corporation doing business as McDonald Animal Hospital in Santa Barbara, California. The purchase price was $503,000 payable in cash, Company restricted stock, an earn out, and assumption of debt; the cash and stock to be delivered by January10, 2011.

On January 3, 2011, 38,000 shares of common stock were issued to employees as a stock bonus.

On January 6, 2011 38,700 shares of common stock were issued in payment of debt.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10K for the year ended August 31, 2010. All references to” We”, “Us”, “Company” or the “Company” refer to Entest BioMedical, Inc.

Material Changes in Financial Condition:

As of November 30, 2010, we had Cash on hand of $100,835 and as of August 31, 2010 we had Cash on hand of $206.

The increase in Cash on hand of approximately 48,850% is primarily attributable to additional borrowings by the Company and $100,000 deposited by a shareholder with the Company in contemplation of a transaction currently being negotiated.

As of November 30, 2010 we had Prepaid Expenses of $ 85,290   and as of August 31, 2010 we had Prepaid Expenses of $82,600.

The increase in Prepaid Expenses of approximately 3% is primarily attributable to increase in prepayment of services of $6,790 offset by a decrease in prepaid rent of $4,100.

As of November 30, 2010 we had Deposits of $21,059 and as of August 31, 2010 we had Deposits of $1,059.

The increase in Deposits of approximately 1,889% results from a deposit of $20,000 into an escrow account made in contemplation of an acquisition of a veterinary hospital in Santa Barbara, California.

As of November 30, 2010 we had Accounts Payable of $26,442 and as of August 31, 2010 we had Accounts Payable of $21,342.

The increase in Accounts Payable of approximately 24% is primarily attributable to an increase in outstanding obligations incurred in the course of business.

As of November 30, 2010 we had Notes Payable of $169,133 and as of August 31, 2010 we had Notes Payable of $156,566.

The increase in of approximately 8% is attributable to increased borrowings utilized to pay operational costs.

As of November 30, 2010 we had Accrued Expenses of $204,873 and as of August 31, 2010 we had Accrued Interest Expenses of $128,095.

The increase in Accrued Expenses of approximately 60% is attributable to an increase in salaries accrued but not paid of $71,058 due to David R. Koos our Chairman and CEO as well as an increase in interest accrued but not paid of $1,910 due to Note holders.

As of November 30, 2010 we had Amounts due to Affiliate of $10,000 and as of August 31, 2010 we had Amounts due to Affiliate of $0.

The increase in Amounts due to Affiliate is attributable to $10,000 due and payable to TheraCyte, Inc. pursuant to an agreement entered into between the Company and TheraCyte, Inc.

 As of November 30, 2010 we had Amounts due to Shareholder of $100,000 and as of August 31, 2010 we had Amounts due to Shareholder of $0.

The increase in Amounts due to Shareholder   is attributable to $100,000 deposited by a shareholder with the Company in contemplation of a transaction currently being negotiated.

Material Changes in Results of Operations

Revenues were -0- for the three months ended November 30, 2010 and -0- for the three months ended November 30, 2009. Net losses were $243,526 for the three months ended November 30, 2010 and $135,370 for the same period ended 2009,

This increase in Net Losses of approximately 80% is primarily attributable to increases in research and development costs as well as increases in compensation, consulting and interest expenses incurred by us.

Liquidity and Capital Resources

As of November 30, 2010 we had $100,835  cash on hand and current liabilities of $510,448 such liabilities consisting of Accounts Payable, Notes Payable, and Accrued Expenses and Amounts due to TheraCyte, Inc. and a shareholder.

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

We are also attempting to acquire currently existing veterinary clinics so that we may benefit from cash flow generated from operations during the development stage of our products and services.

On January 4, 2011, 2010 Entest BioMedical, Inc. (“Entest CA”), a California corporation and our  wholly owned subsidiary, acquired from Pet Pointers, Inc., a California corporation doing business as McDonald Animal Hospital (“Seller”), and Dr. Gregory McDonald DVM (“McDonald”) all the goodwill from McDonald and assets of Seller except cash and accounts receivables used in connection with the operation of a veterinary medical clinic located at 225 S. Milpas Street, Santa Barbara, CA 93103 (the "Business").

Consideration for the acquisition consisted of:

   I. $70,000 in cash

   II. $210,000 of our common shares valued at the closing price per share as of January 4, 2011

   III. Payment of no more than $78,000 to a creditor of the Seller to be paid in monthly installments of $1,500 per month

   IV. Payment of no more than $25,000 to additional creditors of the Seller to be paid in monthly installments of $825 per month

   V. Payment of $50,000 to McDonald on the first business day of the fourth month following the closing of the acquisition (“Closing”)

We are also obligated to make payment to McDonald of that number of shares of common stock of the Company’s common stock valued at the closing bid price of the trading day immediately prior to issuance which shall equal $70,000 upon completion of the first calendar year during the Employment Period (as such period is defined in the employment agreement entered into between McDonald and Entest CA dated December 31, 2010) in which the Business generates gross sales in excess of $700,000.

Although we have acquired the Business, no assurance can be made that the Business shall generate sufficient cash flow to fund our operations nor can any assurance be made that we can one or more additional veterinary clinics in the near future or at all.

We were not party to any material commitments for capital expenditures as of the end of the quarter ended November 30, 2010.

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

Item 4. Controls and Procedures

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

The proceeds were applied towards working capital and towards the purchase of the business of an existing veterinary clinic in Santa Barbara, California.

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On November 17, 2010 the Company issued 45,000 common shares (“Shares”) to contractors and consultants as consideration for services rendered.

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

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On November 30, 2010 the Company issued 10,000 common shares (“Shares”) to a consultant as consideration for services rendered.

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

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On January 3, 2011 the Company issued 25,000 common shares (“Shares”) to its CFO as consideration for services rendered.

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

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On January 3, 2011 the Company issued 13,000 common shares (“Shares”) to employees as consideration for services rendered.

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

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On January 3, 2011 the Company issued 38,700 common shares (“Shares”) in satisfaction of $39,961 of principal and interest indebtedness.

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

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.
a Nevada corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Date: January 12, 2011