Form 10-Q
period 2011-02-28
ENTEST BIOMEDICAL, INC.
filed 2011-04-13
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 29, 2011, 20,011,901 shares of common stock were issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [   ]   No [X]

Transitional Small Business Disclosure Format (Check One) Yes [   ]   No [X]

ENTEST BIOMEDICAL, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

Entest BioMedical, Inc.
(A Development Stage Company)
Consolidated Balance Sheet

	As of	As of
	February 28,	August 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$12,771	$206
Trade accounts receivable, less allowance for uncollectible accounts
of $0 and $0 at August 31, 2010 and February 28, 2011, respectively	3,610	-
Inventory	24,045	-
Current Portion of Prepaid Expenses	65,112	54,200
Employee Receivable	24	1,396
Current Portion of Deposits	4,649	-
Due from Other	5,155	-
Total Current Assets	115,366	55,802

Property & Equipment (Net of Accumulated Depreciation)	19,568	-
Goodwill	405,000	-
Intangible Assets (Net of Accumulated Amortization)	2,218	-

Long Term Assets
Non Current Portion of Prepaid Expenses	23,388	28,400
Non Current Portion of Deposits	696	1,059
Total Long Term Assets	24,084	29,459

TOTAL ASSETS	$566,236	$85,261

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$30,116	$21,342
Notes Payable	249,848	156,566
Due to Affiliate / Other	64,649	-
Accrued Expenses	287,436	128,095
Total Current Liabilities	632,049	306,003

Long Term Liabilities
Notes Payable	93,095	-
Total Long Term Liabilities	93,095	-

TOTAL LIABILITIES	725,144	306,003

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 70,000,000 shares
authorized, 17,553,040 and 20,011,901 shares issued and
outstanding as of August 31, 2010 and February 28, 2011	20,010	17,553
Preferred Stock, $0.001 par value 5,000,000 shares authorized, 0 shares
issued and outstanding as of August 31, 2010 and February 28, 2011	-	-
Additional Paid in Capital	1,181,789	537,415
Contributed Capital	15,104	15,104
Accumulated Deficit	(1,375,811)	(790,814)

Total Stockholders' Equity	(158,908)	(220,742)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$566,236	$85,261

The Accompanying Notes are an Integral Part of these Financial Statements.

Entest BioMedical, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

					Period from
					Inception
	For the		For the		(Aug. 22, 2008)
	Three Months Ended		Six Months Ended		through
	February 28,		February 28,		February 28,
	2011	2010	2011	2010	2011

REVENUES
Total Revenues	$84,803	$-	$84,803	$-	$84,803
TOTAL REVENUE	84,803	-	84,803	-	84,803

Cost of Revenue	14,492		14,492		14,492
GROSS PROFIT	70,311	-	70,311	-	70,311

COSTS AND EXPENSES
Research and Development	42,502	4,654	93,788	4,654	124,721
Rent Costs	27,168	12,300	39,620	24,600	97,020
General and Administrative	270,831	84,363	420,785	197,747	869,235
Incorporation Costs	-	-	-	-	408
Consultant's Expenses	62,883	6,454	86,859	16,111	333,329
Miscellaneous Expenses	-	-	-	-	78

Total Costs and Expenses	403,384	107,771	641,052	243,112	1,424,791

OPERATING LOSS	(333,073)	(107,771)	(570,741)	(243,112)	(1,354,480)

OTHER INCOME AND EXPENSE

Other Income	2		2		2
Interest Expense	(8,401)	(493)	(14,259)	(522)	(21,334)

LOSS BEFORE INCOME TAXES	(341,471)	(108,264)	(584,997)	(243,634)	(1,375,812)
Income Taxes	-	-	-	-	-

NET INCOME (LOSS)	$(341,471)	$(108,264)	$(584,997)	$(243,634)	$(1,375,812)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE	$(0.017)	$(0.006)	$(0.030)	$(0.014)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	19,794,710	17,553,040	19,223,704	17,527,590

The Accompanying Notes are an Integral Part of these Financial Statements.

Entest BioMedical, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From August 22, 2008 (Inception) through February 28, 2011
(Unaudited)

					Accumulated
					Deficit
	Common		Additional	Contrib-	during the
			Paid-in	uted	Development
	Shares	Amount	Capital	Capital	Stage	Total

Beginning balances Aug. 22, 2008	-	$-	$-	$-	$-	$-
Shares issued to parent	1,500	408				408
Net Loss August 22, 2008
through August 31, 2008					(408)	(408)

Balances August 31, 2008	1,500	$408	$-	$-	$(408)	$-
Recapitalization in connection with
reverse acquisition	(1,500)	(408)	408	-	-	-
	10,000,000	10,000	(10,000)	-	-	-
Common Shares issued in Reverse
Acquisition	4,000,000	4,000	(4,000)	-	-	-
Increases in Contributed Capital	-	-	-	485	-	485
Common Shares issued for Cash	1,000,000	1,000	99,000	-	-	100,000
Restricted Stock Award issued to
employee	2,000,000	2,000	(2,000)	-	-	-
Restricted Stock Award
compensation expense for the
year ended August 31, 2009	-	-	24,725	-	-	24,725
Common Stock issued to
consultant	50,000	50	199,950	-	-	200,000
Net Loss year ended Aug. 31, 2009					(245,515)	(245,515)

Balances August 31, 2009	17,050,000	$17,050	$308,083	$485	$(245,923)	$79,695
Common Shares issued for Cash	500,000	500	49,500	-	-	50,000
Restricted Stock Award
compensation expense for the
3 months ended Nov. 30, 2009	-	-	98,916	-	-	98,916
Common Stock as Compensation	3,040	3	4,557	-	-	4,560
Increases in Contributed Capital	-	-	-	4,263	-	4,263
Restricted Stock Award
compensation expense for the
3 months ended February 28, 2010	-	-	76,359	-	-	76,359
Increases in Contributed Capital	-	-	-	10,356	-	10,356
Net Loss year ended Aug. 31, 2010	-	-	-	-	(544,891)	(544,891)

Balances, August 31, 2010	17,553,040	$17,553	$537,415	$15,104	$(790,814)	$(220,742)
Common Shares issued for Cash	2,000,000	$2,000	$98,000	$-	$-	$100,000
Restricted Stock Award
compensation expense for the
3 months ended Nov. 30, 2010	55,000	55	62,345	-	-	62,400
Common Stock as Compensation	-	-	-	-	-	-
Increases in Contributed Capital	-	-	-	-	-	-
Net Loss year ended Nov. 30, 2010	-	-	-	-	(243,526)	(243,526)

Balances, November 30, 2010	19,608,040	$19,608	$697,760	$15,104	$(1,034,340)	$(301,868)
Common Shares issued for Cash	200,000	$200	$99,800	$-	$-	$100,000
Common Shares issued for Debt	38,712	37	39,952	-	-	39,989
Common Stock issued to
consultant	19,383	19	59,622			59,641
Restricted Stock Award issued to
employee	145,766	146	284,655			284,801
Net Loss year ended Feb. 28, 2011	-	-	-	-	(341,471)	(341,471)

Balances, February 28, 2011	20,011,901	$20,010	$1,181,789	$15,104	$(1,375,811)	$(158,908)

The Accompanying Notes are an Integral Part of these Financial Statements.

Entest BioMedical, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

			Period from
			Inception
			(Aug. 22, 2008)
	For the Six Months Ended		through
	February 28,		February 28,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(584,997)	$(243,634)	$(1,375,811)
(Increase) Decrease in Trade Accounts Receivable	(3,610)	-	(3,610)
(Increase) Decrease in Inventory	(24,045)	-	(24,045)
(Increase) Decrease in Employee Receivable	1,373	-	(23)
(Increase) Decrease in Due From Other	(5,155)	-	(5,155)
Increase (Decrease) in Accounts Payable	8,773	6,493	30,118
(Increase) Decrease in Prepaid Expenses	(5,900)	(20,400)	(88,500)
(Increase) Decrease in Deposits	(4,286)	(1,059)	(5,345)
Increase (Decrease) in Accrued Expenses	159,341	522	287,435
Stock issued as Compensation to Employees	146	179,835	204,707
Stock issued to Prepay Expenses	-	45,000	-
Stock issued in Payment of Debt	37	-	37
Stock issued as Compensation to Consultants	19	-	200,019
Net Cash Provided by (Used in) Operating Activities	(458,304)	(33,243)	(780,173)

CASH FLOWS FROM FINANCING ACTIVITIES

(Increase) Decrease in Property and equip. additions (net)	(19,568)	-	(19,568)
(Increase) Decrease in Goodwill from acquisition	(405,000)	-	(405,000)
(Increase) Decrease in Intangible Assets (net)	(2,218)	-	(2,218)
Increase (Decrease) in Common stock issued for cash	2,200	50	3,700
Increase (Decrease) in Common stock issued for expenses	55	-	55
Increase (Decrease) in Due to Affiliate	64,649	-	64,649
Increase (Decrease) in Due to Shareholder	-	-	-
Increase (Decrease) in Notes Payable	186,376	23,970	342,943
Increase (Decrease) in Contributed Capital	-	4,263	15,103
Increase (Decrease) in Additional Paid In Capital	644,372	4,950	793,280
Net Cash Provided by Financing Activities	470,866	33,233	792,944

Net Increase in Cash	12,562	(10)	12,771

Cash at Beginning of Period	209	250	-

Cash at End of Period	$12,771	$240	$12,771

SUPPLEMENTAL CASH FLOW INFORMATION

Interest Paid	$8,401	$-
Taxes Paid	$-	$-

The Accompanying Notes are an Integral Part of these Financial Statements.

Entest BioMedical, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
As of February 28, 2011

NOTE 1. - BASIS OF PRESENTATION

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

NOTE 2. – CURRENT BUSINESS OF THE COMPANY

On December 17, 2010 the Company entered into an Asset Purchase Agreement for the purchase of all the assets, tangible and intangible, of Pet Pointers, Inc., a California corporation doing business as McDonald Animal Hospital in Santa Barbara, California. The purchase price was $503,000 payable in cash, Company restricted stock, an earnout, and assumption of debt.  The cash and stock was to be delivered by January 10, 2011.  As at February 28, 2011 a portion of the cash remains in escrow, to be delivered upon completion of certain conditions of the contract.

NOTE 3. - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $1,375,812 during the period from August 22, 2008 (inception) through February 28, 2011. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by obtaining governmental and non-governmental grants as well as offering securities for cash. Management has raised $200,000 in the six months ended February 28, 2011. There is no guarantee that the Company will be able to raise additional capital through offerings. Management can give no assurance that any governmental or non-governmental grant will be obtained by the Company despite the Company’s best efforts.

NOTE 4. -  DEVELOPMENT STAGE

The Company is a development stage company that devotes substantially all of its efforts in the development of its plan to develop and commercialize stem cell based therapies, medical devices and medical testing procedures.

NOTE 5. -   RELATED PARTY TRANSACTIONS

Between September 1, 2010 and February 28, 2011, Bombardier Pacific Ventures (“Bombardier”), a company controlled by David R. Koos who is the Company’s Chief Executive Officer, made loans to the Company totaling $7,438. The total amount owed by the Company to Bombardier as of February 28, 2011 is $87,909. These loans and any accrued interest are due and payable at the demand of Bombardier and bear simple interest at the rate of 15% per annum.

During the six months ended February 28, 2011 the President, David R. Koos, made loans to the Company totaling $86,254 and received partial payment totaling $13,311. Total amount owed by the Company to David R. Koos as of February 28, 2011 is $120,888. These loans and any accrued interest are due and payable at the demand of David R. Koos and bear simple interest at the rate of 15% per annum.

NOTE 6. -   INCOME TAXES

As of February 28, 2011

Deferred tax assets:
Net operating tax carry forwards	$527,994
Other	-0-
Gross deferred tax assets	527,994
Valuation allowance	(527,994)

Net deferred tax assets	$-0-

As of  February 28, 2011 the Company has a Deferred Tax Asset of $527,994 completely attributable to net operating loss carry forwards of approximately $1,389,458 (which expire 20 years from the date the loss was incurred) consisting of:

(a)	$ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc, a California corporation, and
(b)	$ 1,375,811 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. The achievement of required future taxable income is uncertain. In addition, the reverse acquisition in which Entest BioMedical, Inc. was involved in 2009 has resulted in a change of control.  Internal Revenue Code Sec 382 limits the amount of income that may be offset by net operating loss (NOL) carryovers after an ownership change. As a result, the Company has recorded a valuation allowance reducing all deferred tax assets to $ -0-.

NOTE 7.  -  COMMITMENTS AND CONTINGENCIES

On June 15, 2009, Entest entered into an agreement with parent company Bio-Matrix Scientific Group Inc.  (BMSN) whereby Entest has agreed to sublease approximately 3,000 square feet of office space from BMSN for 36 months commencing on June 30, 2009 and ending on June 30, 2012 for consideration consisting of monthly rental payments of $4,100 per month. Entest BioMedical Inc. currently pays monthly rent of $4,176 directly to CIF La Mesa, LP for the term indicated.

This property is utilized as office space. Entest believes that the foregoing property is adequate to meet its current needs. While it is anticipated that Entest will require access to laboratory facilities in the future, Entest believes that access to such facilities are available from a variety of sources.

On January 4, 2011, as part of the asset purchase agreement with Entest and Gregory McDonald / Pet Pointers, Inc., Entest pays on behalf of Gregory McDonald and Pet Pointers monthly rent of $7,320 (which adjusts to $7,576 in July, 2011) to Anthony Marinelli for the terms indicated in the Gregory McDonald / Pet Pointers lease.  These payments are not obligations of the Company but, are payments Entest agreed to make on behalf of Gregory McDonald and Pet Pointers as part of the Asset Purchase Agreement.

On January 4, 2011, as part of the asset purchase agreement with Entest and Gregory McDonald on behalf of Pet Pointers, Inc., Entest pays on behalf of Gregory McDonald and Pet Pointers monthly payments of $1,500 to Anthony and Judi Marinelli towards the extinguishment of a total note of $78,000 with at a yearly interest rate of 10%.  These payments are not obligations of the Company but, are payments Entest agreed to make on behalf of Gregory McDonald and Pet Pointers as part of the Asset Purchase Agreement.

On January 4, 2011, as part of the asset purchase agreement with Entest and Gregory McDonald on behalf of Pet Pointers, Inc., Entest pays on behalf of Gregory McDonald and Pet Pointers an installment agreement due to the Franchise Tax Board in the amount of $11,405 with monthly payments of $400 at a yearly interest rate of approximately 4%.  These payments are not obligations of the Company but, are payments Entest agreed to make on behalf of Gregory McDonald and Pet Pointers as part of the Asset Purchase Agreement.

On January 4, 2011, as part of the asset purchase agreement with Entest and Gregory McDonald on behalf of Pet Pointers, Inc., Entest pays on behalf of Gregory McDonald and Pet Pointers an installment agreement due to the Internal Revenue Service in the amount of $13,595 with monthly payments of $425 at a yearly interest rate of approximately 4%.   These payments are not obligations of the Company but, are payments Entest agreed to make on behalf of Gregory McDonald and Pet Pointers as part of the Asset Purchase Agreement.

On February 3, 2011, a Complaint (“Complaint”) was filed in the U.S. District Court Middle District of the State of Pennsylvania against the Company, the Company’s Chairman and the Bio-Matrix Scientific Group Inc. by 18KT.TV LLC (“Plaintiffs”) seeking to recover general damages from Entest BioMedical, Inc. in excess of $125,000. The Complaint alleges breach of contract and unjust enrichment relating to an investor relations contract executed by the Company and Craig Fischer (on behalf of 18KT.TV LLC). The Compliant also seeks similar damages from Bio-Matrix Scientific Group Inc. and $50,000 in damages from David Koos (Chairman & CEO of both Entest BioMedical, Inc. and Bio-Matrix Scientific Group Inc.). The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter. At this time, it is not possible to predict the ultimate outcome of these matters.

Commitments

	2011	2012	2013	2014	2015
Office lease	$50,112	$25,056	$-	$-	$-
Veterinary clinic lease	89,376	45,456	-	-	-
Marinelli Note	18,000	18,000	18,000	18,000	18,000
IRS installment agreement	5,100	5,100	5,100	5,100	5,100
FTB installment agreement	4,800	4,800	4,800	4,800	4,800
TOTAL	$167,388	$98,412	$27,900	$27,900	$27,900

NOTE 8. -  STOCK TRANSACTIONS

In the six months ended February 28, 2011, the Company:

On October 12, 2010 the Company issued 2,000,000 shares of common stock at five cents per share, realizing $100,000.

On November 16, 2010 the Company made a Restricted Stock Award of 45,000 restricted common shares for services.  An expense of $53,100 was recorded.

On November 30, 2010 the Company made a Restricted Stock Award of 10,000 restricted common shares for services. An expense of $9,300 was recorded.

On January 3, 2011 the Company issued 38,712 shares of common stock in satisfaction of $39,989 owed by the Company.

On January 3, 2011 the Company issued 3,000 shares of restricted stock to employees as consideration for services rendered. An expense of $5,640 was recorded.

On January 3, 2011 the Company issued 10,000 shares of restricted stock to employees as consideration for services rendered. An expense of $18,800 was recorded.

On January 3, 2011 the Company issued 25,000 shares of restricted stock to its CFO as consideration for services rendered. An expense of $47,000 was recorded.

On January 4, 2011 the Company issued 9,383 shares to a consultant for broker fees. An expense of $17,640 was recognized as part of the purchase agreement with Pet Pointers, Inc.

On January 14, 2011 the Company issued 102,766 shares of restricted stock as part of the purchase agreement with Pet Pointers, Inc. An expense of $193,200 was recognized.

On January 26, 2011 the Company sold 200,000 shares at fifty cents per share, realizing $100,000.

On February 4, 2011 the Company issued 10,000 shares to a consultant for services. An expense of $42,000 was recorded.

On February 4, 2011 the Company issued 5,000 shares to an employee. An expense of $21,000 was recorded.

NOTE 9. -  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2011:

Common Stock:

$0.001 par value, 70,000,000 shares authorized 20,011,901 shares issued and outstanding as of February 28, 2011.

Preferred Stock:

$0.001 par value 5,000,000 shares authorized -0- shares issued and outstanding as of February 28, 2011.

NOTE 10. -  SUBSEQUENT EVENTS

Events subsequent to August 31, 2010 have been evaluated through March 29, 2011, the date these statements were available to be issued, to determine whether they should be disclosed.

On March 25, 2011—7,420 shares of common stock were issued to employees as a stock bonus.

On April 4, 2011 – Entest BioMedical reached an agreement with its Chairman & CEO David Koos regarding salary reduction, accrued payroll and the repayment of debt owed by the Company to Mr. Koos.  Under the terms of this arrangement, Mr. Koos will accept a reduction in salary from $25,000 per month to $10,000 per month, with half of this amount payable in restricted stock.  Mr. Koos also agreed to cancel $259,058 in accrued payroll.  Additionally, Mr. Koos accepted 600,000 shares of newly issued restricted common stock in lieu $251,178.01 owed to Mr. Koos by Entest.

On April 6, 2011 – Entest BioMedical issued 50,000 shares of common stock to Tammy Reynolds, the Company’s CFO as completion of her first year’s employment agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere herein.

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "continues," "endeavors," "strives," "may," variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

The Company, through its senior management, may from time to time make "forward looking statements" about matters described herein or other matters concerning the Company. You should consider our forward-looking statements in light of the risks and uncertainties that could cause the Company's actual results to differ materially from those which are management's current expectations or forecasts.

The Company disclaims any intent or obligation to revise or update any forward-looking statements for any reason.

Plan of Operation:

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

We intend to be competitive by acquiring veterinary hospitals to serve as distribution channels for the products and services we produce. We also intend to be competitive by utilizing the services and advice of individuals that we believe have expertise in this field in order to concentrate our resources. By concentrating our resources on projects in which products and services have the greatest potential, we believe we can secure a competitive advantage on products that we develop and commercialize.

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

Material Changes in Financial Condition:

As of February 28, 2011, we had Cash on hand of $12,771 and as of August 31, 2010 we had Cash on hand of $206.

The increase in Cash on hand of approximately 6,100% is primarily attributable to additional borrowings by the Company and $100,000 deposited by a shareholder with the Company in exchange for stock.

As of February 28, 2011, we had Accounts Receivable on hand of $3,610 and as of August 31, 2010 we had Accounts Receivable on hand of $-0-.

The increase in Accounts Receivable is attributable to the acquisition of Pet Pointers, Inc. dba McDonald Animal Hospital assets and reflects the amounts due to the Company by various clients.

As of February 28, 2011, we had Inventory on hand of $24,045 and as of August 31, 2010 we has Inventory on hand of $-0-.

The increase in Inventory is attributable to the acquisition of Pet Pointers, Inc. dba McDonald Animal Hospital assets and reflects the amounts of inventory items purchased by the Company.

As of February 28, 2011, we had Prepaid Expenses of $88,500 and as of August 31, 2010 we had Prepaid Expenses of $82,600.

The increase in Prepaid Expenses of approximately 7.14% is primarily attributable to increase in prepayment of services of $21,290 offset by a decrease in prepaid rent of $4,100 and a decrease in prepaid services of $11,290.

As of February 28, 2011, we had Employee Receivables of $24 and as of August 31, 2010 we had Employee Receivables of $1,396.

The decrease in Employee Receivables of approximately 98% results from an employee balance being offset with a performance bonus in the amount of $1,396 and increased with an employee purchasing veterinary services on credit for $24.

As of February 28, 2011, we had Deposits of $5,345 and as of August 31, 2010 we had Deposits of $1,059.

The increase in Deposits of approximately 404% results from net deposits of $4,649 in an escrow account regarding the acquisition of a veterinary hospital in Santa Barbara, California and reduced by San Diego Gas and Electric deposit hold released for $363.

As of February 28, 2011, we had Due from Other of $5,155 and as of August 31, 2010 we had Due from Other of $-0-.

The increase in Due from Other is due to Schubach Aviation charging us twice for services which is in the process of being corrected.

As of February 28, 2011, we had Property & Equipment (Net of Accumulated Depreciation) of $19,568 and as of August 31, 2010 we had Property & Equipment (Net of Accumulated Depreciation) of $-0-.

The increase in Property & Equipment (Net of Accumulated Depreciation) was due to the equipment and furniture purchased in the acquisition of Pet Pointers, Inc. dba McDonald Animal Hospital assets.

As of February 28, 2011, we had Goodwill of $405,000 and as of August 31, 2010 we had Goodwill of $-0-.

The increase in Goodwill is due to the goodwill purchased in the acquisition of Pet Pointers, Inc. dba McDonald Animal Hospital assets.

As of February 28, 2011, we had Intangible Assets (Net of Accumulated Amortization) of $2,218 and as of August 31, 2010 we had Intangible Assets (Net of Accumulated Amortization) of $-0-.

The increase in Intangible Assets (Net of Accumulated Amortization) is due to the software purchased in the acquisition of Pet Pointers, Inc. dba McDonald Animal Hospital assets.

As of February 28, 2011, we had Accounts Payable of $30,116 and as of August 31, 2010 we had Accounts Payable of $21,342.

The increase in Accounts Payable of approximately 41% is primarily attributable to an increase in outstanding obligations incurred in the course of business.

As of February 28, 2011, we had Notes Payable of $342,943 and as of August 31, 2010 we had Notes Payable of $156,566.

The increase in of approximately 119% is attributable to increased borrowings utilized to pay operational costs and from the debt assumed in the purchase of Pet Pointers, Inc. dba McDonald Animal Hospital assets.

As of February 28, 2011, we had Due to Affiliate / Other of $64,649 and as of August 31, 2010 we had Due to Affiliate of $-0-.

The increase in Due to Affiliate / Other is attributable to $50,000 due to Dr. McDonald for the purchase of Pet Pointers, Inc. dba McDonald Animal Hospital, $4,649 being held in escrow regarding the same purchase and for $10,000 due and payable to TheraCyte, Inc. pursuant to an agreement entered into between the Company and TheraCyte, Inc.

As of February 28, 2011, we had Accrued Expenses of $287,436 and as of August 31, 2010 we had Accrued Interest Expenses of $128,095.

The increase in Accrued Expenses of approximately 124% is attributable to an increase in salaries accrued but not paid of $141,558 due to David R. Koos our Chairman and CEO, an increase in interest accrued but not paid of approximately $9,000 due to Note holders, a decrease in interest accrued from a partial payment made of $1,441 and from an increase in accrued federal and state payroll taxes of approximately $6,414.

Material Changes in Results of Operations

Revenues were $84,803 for the three months ended February 28, 2011 and -0- for the three months ended February 28, 2010.  Revenues were $84,803 for the six months ended February 28, 2011 and -0- for the six months ended February 28, 2010.  Net losses were $341,471 for the three months ended February 28, 2011 and $108,264 for the same period ended 2010.  Net losses were $584,997 for the six months ended February 28, 2011 and $243,634 for the same period ended 2010.

This increase in Net Losses of approximately 215% is primarily attributable to increases in research and development costs, increases in compensation, consulting and interest expenses incurred by us as well as an increase from the purchase and operations of Pet Pointers, Inc. dba McDonald Animal Hospital.

Liquidity and Capital Resources

As of February 28, 2011 we had $12,771 cash on hand and current liabilities of $632,049 such liabilities consisting of Accounts Payable, Notes Payable, amounts due to Dr. McDonald for the purchase of Pet Pointers, Inc., Accrued Expenses and Amounts due to TheraCyte, Inc.

We feel we will not be able to satisfy the cash requirements over the next twelve months and shall be required to seek additional financing.

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

We are also attempting to acquire currently existing veterinary clinics so that we may benefit from cash flows generated from operations during the development stage of our products and services.

On January 4, 2011, Entest BioMedical, Inc. (“Entest CA”), a California corporation, wholly owned subsidiary of Entest BioMedical, Inc. a Nevada corporation, acquired from Pet Pointers, Inc., a California corporation doing business as McDonald Animal Hospital (“Seller”), and Dr. Gregory McDonald DVM (“McDonald”) all the goodwill from McDonald and assets of Seller except cash and accounts receivables used in connection with the operation of a veterinary medical clinic located at 225 S. Milpas Street, Santa Barbara, CA 93103 (the "Business").

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

Although we have acquired the Business, no assurance can be made that the Business shall generate sufficient cash flow to fund our operations nor can any assurance be made that we can acquire one or more additional veterinary clinics in the near future or at all.

We were not party to any material commitments for capital expenditures as of the end of the quarter ended February 28, 2011.

Off-Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On February 3, 2011, a Complaint (“Complaint”) was filed in the U.S. District Court Middle District of the State of Pennsylvania against the Company, the Company’s Chairman and the Bio-Matrix Scientific Group Inc. by 18KT.TV LLC (“Plaintiffs”) seeking to recover general damages from Entest BioMedical, Inc. in excess of $125,000. The Complaint alleges breach of contract and unjust enrichment relating to an investor relations contract executed by the Company and Craig Fischer (on behalf of 18KT.TV LLC). The Compliant also seeks similar damages from Bio-Matrix Scientific Group Inc. and $50,000 in damages from David Koos (Chairman & CEO of both Entest BioMedical, Inc. and Bio-Matrix Scientific Group Inc.). The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter. At this time, it is not possible to predict the ultimate outcome of these matters.

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

On January 3, 2011 the Company issued 38,712 common shares (“Shares”) in satisfaction of $39,989 of principal and interest indebtedness.

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

On January 4, 2011 the Company issued 9,383 common shares (“Shares”) to a consultant for services rendered.

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

On January 4, 2011 the Company issued 102,766 common shares (“Shares”) for the purchase of Pet Pointers, Inc. dba McDonald Animal Hospital.

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

On January 26, 2011 the Company sold 200,000 common shares (“Shares”) to an individual investor for consideration consisting of $100,000.

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

The proceeds were applied towards working capital.

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On February 4, 2011 the Company issued 10,000 common shares (“Shares”) to a consultant for services rendered.

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

On February 4, 2011 the Company issued 5,000 common shares (“Shares”) to a consultant for services rendered.

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

Item 4. Reserved

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
Date: April 13, 2011