Form 10-Q
period 2011-05-31
ENTEST BIOMEDICAL, INC.
filed 2011-07-13
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 31, 2011, 20,686,501 shares of common stock were issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [   ]   No [X]

Transitional Small Business Disclosure Format (Check One) Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

Entest BioMedical, Inc.
(A Development Stage Company)
Consolidated Balance Sheet

	As of	As of
	May 31,	August 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$55,936	$206
Trade accounts receivable, less allowance for uncollectible accounts
of $0 and $0 at August 31, 2010 and May 31, 2011, respectively	5,395	-
Inventory	7,986	-
Current Portion of Prepaid Expenses	66,206	54,200
Employee Receivable	4,349	1,396
Current Portion of Deposits	-	-
Due from Other	-	-
Total Current Assets	139,872	55,802

Property & Equipment (Net of Accumulated Depreciation)	17,471	-
Goodwill	405,000	-
Intangible Assets (Net of Accumulated Amortization)	2,024	-

Long Term Assets
Non Current Portion of Prepaid Expenses	23,389	28,400
Non Current Portion of Deposits	-	1,059
Total Long Term Assets	23,389	29,459

TOTAL ASSETS	$587,756	$85,261

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$17,938	$21,342
Notes Payable	141,774	156,566
Convertible notes payable, net of discount	26,002	-
Due to Affiliate/Other	58,000	-
Accrued Expenses	38,465	128,095
Total Current Liabilities	282,179	306,003

Long Term Liabilities
Notes Payable	86,120	-
Total Long Term Liabilities	86,120	-

TOTAL LIABILITIES	368,299	306,003

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 70,000,000 shares
authorized, 17,553,040 and 20,686,501 shares issued and
outstanding as of August 31, 2010 and May 31, 2011	20,684	17,553
Preferred Stock , $001 par value 5,000,000 shares authorized,
0 shares issued and outstanding as of August 31, 2010 and May 31, 2011	-	-
Additional Paid in Capital	1,491,992	537,415
Contributed Capital	274,162	15,104
Accumulated Deficit	(1,567,381)	(790,814)

Total Stockholders' Equity	219,457	(220,742)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$587,756	$85,261

The Accompanying Notes are an Integral Part of these Financial Statements.

Entest BioMedical, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

					Period from
					Inception
	For the		For the		(Aug. 22, 2008)
	Three Months Ended		Nine Months Ended		through
	May 31,		May 31,		May 31,
	2011	2010	2011	2010	2011

REVENUES
Total Revenues	$110,455	$-	$195,258	$-	$195,258
TOTAL REVENUE	110,455	-	195,258	-	195,258

Cost of Revenue	39,040	-	53,532	-	53,532
GROSS PROFIT	71,415	-	141,726	-	141,726

COSTS AND EXPENSES
Research and Development	11,144	4,361	104,932	9,015	135,865
Rent Costs	34,488	12,300	74,108	36,900	131,508
General and Administrative	178,139	93,630	598,923	291,377	1,047,373
Incorporation Costs	-	-	-	-	408
Consultant's Expenses	33,872	11,091	120,731	27,202	367,201
Miscellaneous Expenses	-	-	-	-	78

Total Costs and Expenses	257,643	121,382	898,694	364,494	1,682,433

OPERATING LOSS	(186,228)	(121,382)	(756,968)	(364,494)	(1,540,707)

OTHER INCOME AND EXPENSE

Other Income	97	-	99	-	99
Interest Expense	(5,439)	(1,828)	(19,698)	(2,350)	(26,773)

LOSS BEFORE INCOME TAXES	(191,570)	(123,210)	(776,567)	(366,844)	(1,567,381)
Income Taxes	-	-	-	-	-

NET INCOME (LOSS)	$(191,570)	$(123,210)	$(776,567)	$(366,844)	$(1,567,381)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE	$(0.009)	$(0.007)	$(0.040)	$(0.021)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	20,434,036	17,553,040	19,620,953	17,536,167

The Accompanying Notes are an Integral Part of these Financial Statements.

Entest BioMedical, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From August 22, 2008 (Inception) through May 31, 2011
(Unaudited)

					Accumulated
					Deficit
	Common		Additional	Contrib-	during the
			Paid-in	uted	Development
	Shares	Amount	Capital	Capital	Stage	Total

Beginning balances Aug. 22, 2008	-	$-	$-	$-	$-	$-
Shares issued to parent	1,500	408	-	-	-	408
Net Loss August 22, 2008
through August 31, 2008	-	-	-	-	(408)	(408)

Balances August 31, 2008	1,500	$408	$-	$-	$(408)	$-
Recapitalization in connection with
reverse acquisition	(1,500)	(408)	408	-	-	-
	10,000,000	10,000	(10,000)	-	-	-
Common Shares issued in Reverse
Acquisition	4,000,000	4,000	(4,000)	-	-	-
Increases in Contributed Capital	-	-	-	485	-	485
Common Shares issued for Cash	1,000,000	1,000	99,000	-	-	100,000
Restricted Stock Award issued to
employee	2,000,000	2,000	(2,000)	-	-	-
Restricted Stock Award
compensation expense for the
year ended August 31, 2009	-	-	24,725	-	-	24,725
Common Stock issued to
consultant	50,000	50	199,950	-	-	200,000
Net Loss year ended Aug. 31, 2009					(245,515)	(245,515)

Balances August 31, 2009	17,050,000	$17,050	$308,083	$485	$(245,923)	$79,695
Common Shares issued for Cash	500,000	500	49,500	-	-	50,000
Restricted Stock Award
compensation expense for the
3 months ended Nov. 30, 2009	-	-	98,916	-	-	98,916
Common Stock as Compensation	3,040	3	4,557	-	-	4,560
Increases in Contributed Capital	-	-	-	4,263	-	4,263
Restricted Stock Award
compensation expense for the
3 months ended February 28, 2010	-	-	76,359	-	-	76,359
Increases in Contributed Capital	-	-	-	10,356	-	10,356
Net Loss year ended Aug. 31, 2010	-	-	-	-	(544,891)	(544,891)

Balances, August 31, 2010	17,553,040	$17,553	$537,415	$15,104	$(790,814)	$(220,742)
Common Shares issued for Cash	2,000,000	$2,000	$98,000	$-	$-	$100,000
Restricted Stock Award
compensation expense for the
3 months ended Nov. 30, 2010	55,000	55	62,345	-	-	62,400
Common Stock as Compensation	-	-	-	-	-	-
Increases in Contributed Capital	-	-	-	-	-	-
Net Loss year ended Nov. 30, 2010	-	-	-	-	(243,526)	(243,526)

Balances, November 30, 2010	19,608,040	$19,608	$697,760	$15,104	$(1,034,340)	$(301,868)
Common Shares issued for Cash	200,000	$200	$99,800	$-	$-	$100,000
Common Shares issued for Debt	38,712	37	39,952	-	-	39,989
Common Stock issued to
consultant	19,383	19	59,622	-	-	59,641
Restricted Stock Award issued to
employee	145,766	146	284,655	-	-	284,801
Net Loss year ended Feb. 28, 2011	-	-	-	-	(341,471)	(341,471)

Balances, February 28, 2011	20,011,901	$20,010	$1,181,789	$15,104	$(1,375,811)	$(158,908)
Common Shares issued for Cash	17,600	$17	$17,583			17,600
Common Shares issued for Debt	600,000	600	250,578			251,178
Restricted Stock Award issued to
employee	7,000	7	15,323	-	-	15,330
Issuance of Share Based
Compensation	50,000	50	(50)	-	-	-
Common Stock as Compensation	-	-	10,000	-	-	10,000
Convertible debt discount issued
May 26, 2011	-	-	14,360	-	-	14,360
Convertible debt discount issued
May 31, 2011	-	-	2,138	-	-	2,138
Amortization of discount on
convertible note	-	-	271	-	(271)	-
Increases in Contributed Capital	-	-	-	259,058	-	259,058
Net Loss year ended May 31, 2011	-	-	-	-	(191,299)	(191,299)

Balances, May 31, 2011	20,686,501	$20,684	$1,491,992	$274,162	$(1,567,381)	$219,457

The Accompanying Notes are an Integral Part of these Financial Statements.

Entest BioMedical, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

			Period from
			Inception
			(Aug. 22, 2008)
	For the Nine Months Ended		through
	May 31,		May 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(776,567)	$(366,844)	$(1,567,381)
(Increase) Decrease in Trade Accounts Receivable	(5,395)	-	(5,395)
(Increase) Decrease in Inventory	(7,986)	-	(7,986)
(Increase) Decrease in Employee Receivable	(2,952)	(1,396)	(4,348)
(Increase) Decrease in Due From Other	-	-	-
Increase (Decrease) in Accounts Payable	(3,405)	16,413	17,940
(Increase) Decrease in Prepaid Expenses	(6,995)	(8,100)	(89,595)
(Increase) Decrease in Deposits	1,059	(1,059)	-
Increase (Decrease) in Accrued Expenses	(89,630)	53,177	38,464
Stock issued as Compensation to Employees	203	179,835	204,764
Stock issued to Prepay Expenses	-	45,000	-
Stock issued as Compensation to Consultants	19	-	200,019
Net Cash Provided by (Used in) Operating Activities	(891,649)	(82,974)	(1,213,518)

CASH FLOWS FROM FINANCING ACTIVITIES
(Increase) Decrease in Property and equip. additions (net)	(17,471)	-	(17,471)
(Increase) Decrease in Goodwill from acquisition	(405,000)	-	(405,000)
(Increase) Decrease in Intangible Assets (net)	(2,024)	-	(2,024)
Increase (Decrease) in Common stock issued for cash	2,217	50	3,717
Increase (Decrease) in Common stock issued for expenses	55	-	55
Increase (Decrease) in Due to Affiliate	58,000	-	58,000
Increase (Decrease) in Due to Shareholder	-	-	-
Increase (Decrease) in Notes Payable	97,329	124,072	253,896
Stock issued in Payment of Debt	637	-	637
Increase (Decrease) in Contributed Capital	259,058	4,263	274,161
Increase (Decrease) in Additional Paid In Capital	954,575	4,950	1,103,483
Net Cash Provided by Financing Activities	947,376	133,335	1,269,454

Net Increase in Cash	55,727	50,361	55,936

Cash at Beginning of Period	209	250	-

Cash at End of Period	$55,936	$50,611	$55,936

SUPPLEMENTAL CASH FLOW INFORMATION

Interest Paid	$26,782	$-
Taxes Paid	$-	$-

The Accompanying Notes are an Integral Part of these Financial Statements.

Entest BioMedical, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
As of May 31, 2011

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

NOTE 2. – CURRENT BUSINESS OF THE COMPANY

On December 17, 2010 the Company entered into an Asset Purchase Agreement for the purchase of all the assets, tangible and intangible, of Pet Pointers, Inc., a California corporation doing business as McDonald Animal Hospital in Santa Barbara, California. The purchase price was $503,000 payable in cash, Company restricted stock, an earnout, and assumption of debt.  The cash and stock was to be delivered by January 10, 2011.  As at May 31, 2011 a portion of the cash is being held for payment, to be delivered upon completion of certain conditions of the contract.

NOTE 3. - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $1,567,381 during the period from August 22, 2008 (inception) through May 31, 2011. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by obtaining governmental and non-governmental grants as well as offering securities for cash. Management has raised $242,500 in the nine months ended May 31, 2011. There is no guarantee that the Company will be able to raise additional capital through offerings. Management can give no assurance that any governmental or non-governmental grant will be obtained by the Company despite the Company’s best efforts.

NOTE 4. -  DEVELOPMENT STAGE

The Company is a development stage company that devotes substantially all of its efforts in the development of its plan to acquire veterinary hospitals and develop and commercialize stem cell based therapies, medical devices and medical testing procedures.

NOTE 5. -   RELATED PARTY TRANSACTIONS

Between September 1, 2010 and May 31, 2011, Bombardier Pacific Ventures (“Bombardier”), a company controlled by David R. Koos who is the Company’s Chief Executive Officer, made loans to the Company totaling $7,438 and accrued interest in the amount of $7,636. This loan was reduced by a stock issuance of $87,909 (210,037 shares) on April 4, 2011. Accrued interest was reduced by $11,536 (27,563 shares) on April 4, 2011. The total amount owed by the company to David R. Koos as a loan balance is zero (-0-) and as an accrued interest due to balance of $1,228, as of May 31, 2011. This loan and accrued interest are due and payable at the demand of David R. Koos and bear simple interest at a rate of 15% per annum.

During the nine months ended May 31, 2011, the President and CEO, David R. Koos made loans to the Company totaling $121,079 and accrued interest in the amount of $7,241. This loan was reduced through a cash payment in the amount of $6,000 on October 5, 2011, $4,000 on October 7, 2011 and $3,311.37 on November 1, 2011. The note was also reduced by a stock issuance of $144,888 (346,054 shares) on April 4, 2011. Accrued interest was reduced by $6,844 (16,346 shares) on April 4, 2011. Total amount owed by the Company to David R. Koos, both loan balance and accrued interest, as of May 31, 2011 is $13,007. These loans and any accrued interest are due and payable at the demand of David R. Koos and bear simple interest at the rate of 15% per annum.

NOTE 6. -   INCOME TAXES

As of May 31, 2011

Deferred tax assets:
Net operating tax carry forwards	$600,791
Other	-0-
Gross deferred tax assets	600,791
Valuation allowance	(600,791)

Net deferred tax assets	$-0-

As of  May 31, 2011 the Company has a Deferred Tax Asset of $600,791 completely attributable to net operating loss carry forwards of approximately $1,581,028 (which expire 20 years from the date the loss was incurred) consisting of:

(a)	$ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc, a California corporation, and
(b)	$ 1,567,381 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized. In addition, the reverse acquisition in which Entest BioMedical, Inc. was involved in 2009 has resulted in a change of control.  Internal Revenue Code Sec 382 limits the amount of income that may be offset by net operating loss (NOL) carryovers after an ownership change. As a result, the Company has recorded a valuation allowance reducing all deferred tax assets to $ -0-.

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

On January 4, 2011, as part of the asset purchase agreement with Entest and Gregory McDonald on behalf of Pet Pointers, Inc., Entest pays on behalf of Gregory McDonald and Pet Pointers monthly payments of $1,500 to Anthony and Judi Marinelli towards the extinguishment of a total note of $78,000. These payments are not obligations of the Company but, are payments Entest agreed to make on behalf of Gregory McDonald and Pet Pointers as part of the Asset Purchase Agreement.

On January 4, 2011, as part of the asset purchase agreement with Entest and Gregory McDonald on behalf of Pet Pointers, Inc., Entest pays on behalf of Gregory McDonald and Pet Pointers an installment agreement due to the Franchise Tax Board in the amount of $11,405 with monthly payments of $400. These payments are not obligations of the Company but, are payments Entest agreed to make on behalf of Gregory McDonald and Pet Pointers as part of the Asset Purchase Agreement.

On January 4, 2011, as part of the asset purchase agreement with Entest and Gregory McDonald on behalf of Pet Pointers, Inc., Entest pays on behalf of Gregory McDonald and Pet Pointers an installment agreement due to the Internal Revenue Service in the amount of $13,595 with monthly payments of $425. These payments are not obligations of the Company but, are payments Entest agreed to make on behalf of Gregory McDonald and Pet Pointers as part of the Asset Purchase Agreement.

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

On May 20, 2011, the Company entered into a convertible note agreement with Asher Enterprises, Inc., in the amount of $42,500 which was received May 26, 2011. The note bears an interest rate of eight percent (8%), matures on February 23, 2012 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a forty two percent (42%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date. The issuance of the note amounted in a beneficial conversion feature of $14,360 on the issuing date, which has been recorded as a discount to the carrying value of the note. As of May 31, 2011, the remaining discount balance amounted to $16,498. The value of the conversion feature, $16,498, is being amortized over the life of the loan (180 days) and the Company has expensed $271 of that amount as of May 31, 2011. As a result, the carrying value of the note as of May 31, 2011 amounted to $26,002 consisting of outstanding principal of $42,500 less the discount of $16,498.

Commitments

	2011	2012	2013	2014	2015
Office lease	$50,112	$25,056	$-	$-	$-
Veterinary clinic lease	89,376	45,456	-	-	-
Marinelli Note	18,000	18,000	18,000	18,000	18,000
IRS installment agreement	5,100	5,100	5,100	5,100	5,100
FTB installment agreement	4,800	4,800	4,800	4,800	4,800
TOTAL	$167,388	$98,412	$27,900	$27,900	$27,900

NOTE 8. -  STOCK TRANSACTIONS

In the nine months ended May 31, 2011, the Company:

On October 12, 2010, the Company issued 2,000,000 shares of common stock at five cents per share, realizing $100,000.

On November 16, 2010, the Company made a Restricted Stock Award of 45,000 restricted common shares for services.  An expense of $53,100 was recorded.

On November 30, 2010, the Company made a Restricted Stock Award of 10,000 restricted common shares for services. An expense of $9,300 was recorded.

On January 3, 2011, the Company issued 38,712 shares of common stock in satisfaction of $39,989 owed by the Company.

On January 3, 2011, the Company issued 3,000 shares of restricted stock to employees as consideration for services rendered. An expense of $5,640 was recorded.

On January 3, 2011, the Company issued 10,000 shares of restricted stock to employees as consideration for services rendered. An expense of $18,800 was recorded.

On January 3, 2011, the Company issued 25,000 shares of restricted stock to its CFO as consideration for services rendered. An expense of $47,000 was recorded.

On January 4, 2011, the Company issued 9,383 shares to a consultant for broker fees. An expense of $17,640 was recognized as part of the purchase agreement with Pet Pointers, Inc.

On January 14, 2011, the Company issued 102,766 shares of restricted stock as part of the purchase agreement with Pet Pointers, Inc. An expense of $193,200 was recognized.

On January 26, 2011, the Company sold 200,000 shares at fifty cents per share, realizing $100,000.

On February 4, 2011, the Company issued 10,000 shares to a consultant for services. An expense of $42,000 was recorded.

On February 4, 2011, the Company issued 5,000 shares to an employee. An expense of $21,000 was recorded.

On March 25, 2011, the Company issued 7,000 shares of restricted stock to multiple employees as bonuses. The expense of $15,330 was recorded.

On April 1, 2011, the Company issued 50,000 shares of restricted stock to Tammy Reynolds, the Company’s CFO as consideration for completion of her first year’s employment agreement. The issuance of these 50,000 shares is recognized in Common Stock and Additional Paid In Capital. Of this amount, 10,000 shares are vested on April 1, 2011. An expense in the amount of $10,000 was recorded into Additional Paid In Capital. The remaining 40,000 shares will vest over the next four years pro rata.

On April 1, 2011, Entest BioMedical, Inc. reached an agreement with its Chairman & CEO David Koos regarding salary reduction, accrued payroll and the repayment of debt owed by the Company to Mr. Koos.  Under the terms of this arrangement, Mr. Koos will accept a reduction in salary from $25,000 per month to $10,000 per month, with half of this amount payable in restricted stock.  Mr. Koos also agreed to cancel $259,058 in accrued payroll and an equal increase to contributed capital.

On April 4, 2011, the Company issued 600,000 shares of restricted stock to David Koos, CEO, in lieu of outstanding loans to Mr. Koos and to Bombardier, a company controlled by Mr. Koos. The loan balances and accrued interest were paid in the amount of $251,178.

On May 3, 2011, the Company issued 17,600 shares to Pet Pointers, Inc. in the purchase of their accounts receivable. An accounts receivable asset was booked in the amount of $17,600.

NOTE 9. -  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2011:

Common Stock:

$0.001 par value, 70,000,000 shares authorized 20,686,501 shares issued and outstanding as of May 31, 2011.

Preferred Stock:

$0.001 par value 5,000,000 shares authorized -0- shares issued and outstanding as of May 31, 2011.

NOTE 10. -  SUBSEQUENT EVENTS

Events subsequent to August 31, 2010 have been evaluated through July 12, 2011, the date these statements were available to be issued, to determine whether they should be disclosed.

On June 6, 2011, the Board of Directors of the Company authorized 100,000 shares of Series AA Preferred Stock with a par value of $0.001.

On June 9, 2011, the Company issued 5,000 shares of Series AA Preferred Stock to David Koos, the Company’s CEO as payment of Accrued Salary in the amount of $2,000.

On July 5, 2011, the Company entered into a second convertible note agreement with Asher Enterprises, Inc., in the amount of $37,500 which was received July 11, 2011. The note bears an interest rate of eight percent (8%), matures on April 11, 2012 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a forty five percent (45%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date. The issuance of the note amounted in a beneficial conversion feature of $47,425 on the issuing date.

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

Material Changes in Financial Condition

As of May 31, 2011, we had Cash on Hand of $55,936 and as of August 31, 2010 we had Cash on Hand of $206.

The increase in Cash on Hand of approximately 27,053 %  is primarily attributable to additional indebtedness incurred by the Company as well as  fees generated by the McDonald Animal Hospital offset primarily by operating expenses incurred by the Company. The Company did not begin operating the McDonald Animal Hospital (a full service veterinary clinic) until January 4, 2011 when the business was acquired from Dr. Gregory McDonald, DVM and Pet Pointers, Inc.

 As of May 31, 2011, we had Trade Accounts Receivable of $5,395 and as of August 31, 2010 we had Trade Accounts Receivable of $-0-.

The increase in Trade Accounts Receivable is attributable to amounts due to the Company by customers of the McDonald Animal Hospital for veterinary services rendered.

As of May 31, 2011, we had Inventory of $7,986 and as of August 31, 2010 we had Inventory of $-0-.

The increase in Inventory is attributable to inventory held by the McDonald Animal Hospital.

As of May 31, 2011 we had Prepaid Expenses of $89,595 and as of August 31, 2010 we had Prepaid Expenses of $82,600.

The increase in Prepaid Expenses of approximately 8% is primarily attributable to increases in prepayments of consulting services rendered to the Company offset by a decrease in prepaid rent of $4,100.

As of May 31, 2011 we had Employee Receivable of $4,349 and as of August 31, 2010 we had an Employee Receivable of $1,396.

The increase in Employee Receivable of approximately 210% is attributable to $4,349 paid by the Company on behalf of the former owner of the McDonald Animal Hospital for liabilities incurred by that business prior to its acquisition by the Company offset by the application by the Company of $1,396 of Employee Receivables towards bonus earned.

As of May 31, 2011 we had Deposits of $ 0 and as of August 31, 2010 we had Deposits of $1,059.

The decrease in Deposits of 100% is attributable to application of the Deposit towards utility expenses incurred

As of May 31,2011  we had Property & Equipment (Net of Accumulated Depreciation) of $17,471 and as of August 31, 2010 we had Property & Equipment (Net of Accumulated Depreciation) of $-0-.

The increase in Property & Equipment (Net of Accumulated Depreciation) was due to the equipment and furniture purchased in the acquisition of the business of the McDonald Animal Hospital.

As of May 31, 2011, we had Goodwill of $405,000 and as of August 31, 2010 we had Goodwill of $-0-.

The increase in Goodwill is due to the goodwill purchased in connection with the acquisition the business of the McDonald Animal Hospital.

As of May 31, 2011, we had Intangible Assets (Net of Accumulated Amortization) of $2,024 and as of August 31, 2010 we had Intangible Assets (Net of Accumulated Amortization) of $-0-.

The increase in Intangible Assets (Net of Accumulated Amortization) is attributable to the software acquired in connection with the acquisition the business of the McDonald Animal Hospital.

As of May 31, 2011 we had Accounts Payable of $17,938 and as of August 31, 2010 we had Accounts Payable of $21,342.

The decrease in Accounts Payable of approximately 16% is primarily attributable to decreases in outstanding obligations of the Company incurred in the course of business.

As of May 31, 2011 we had Notes Payable of $227,894 and as of August 31, 2010 we had Notes Payable of $156,566.

The increase  in Notes Payable of approximately 45% is primarily attributable to approximately $96,018 of Notes Payable incurred as a result of the acquisition of the McDonald Animal Hospital, Inc .and approximately  $259,966 in additional borrowings offset by $284,658 in principal repayments of Notes Payable.

As of May 31, 2011 we had Convertible Notes Payable (net of unamortized discount) of $26,002 and as of August 31, 2010 we had Convertible Notes Payable (net of unamortized discount) of $-0-.

The increase in Convertible Notes Payable (net of unamortized discount) is attributable to the issuance of a convertible promissory note to Asher Enterprises, Inc. in the amount of $42,500. The issuance of the Asher Note amounted in a beneficial conversion feature of $16,498 as of May 31, 2011, which has been recorded as a discount to the carrying value of the note.

As of May 31, 2011 we had Amounts Due to Affiliates/Other of $58,000 and as of August 31, 2010 we had Amounts Due to Affiliate/Other of $-0-.

The increase in Amounts Due to Affiliate/Other is attributable to $50,000 due to Dr. Gregory McDonald, DVM pursuant to the acquisition of the business of the McDonald Animal Hospital and $8,000 due and payable to TheraCyte, Inc. pursuant to an agreement entered into by and between the Company and TheraCyte, Inc.

As of May 31, 2011 we had Accrued Expenses of $38,465 and as of August 31, 2010 we had Accrued Expenses of $128,095.

The decrease in Accrued Expenses of approximately 70%  is primarily attributable to the  forgiveness of $259,058 of Salaries accrued but unpaid due to David Koos, the payment of $19,821 of accrued interest, and  the payment of $51,287 in accrued taxes  offset by the incurring of approximately $240,412  of expenses accrued but unpaid.

Material Changes in Results of Operations

Revenues were $110,455 for the three months ended May 31, 2011 and -0- for the three months ended May 31, 2010.  Net losses were $191,570 for the three months ended May 31, 2011 and $123,210 for the same period ended 2010.

The increase in Net Losses of approximately 55% is primarily attributable to increases in Costs of Revenue, General and Administrative Expenses, Rental Expenses, Research and Development costs and Consulting Expenses offset by revenues provide by the McDonald Animal Hospital.

Revenues were $195,258 for the nine months ended May 31, 2011 and -0- for the nine months ended May, 2010.   Net losses were $776,567 for the nine months ended May 31, 2011 and $366,844 for the same period ended 2010.

The increase in Net Losses of approximately 110% is primarily attributable to increases in Costs of Revenue, General and Administrative Expenses, Rental Expenses, Research and Development costs and Consulting Expenses offset by revenues provide by the McDonald Animal Hospital.

Liquidity and Capital Resources

As of May 31, 2011 we had $55,936  cash on hand and current liabilities of $282,179 (exclusive of convertible debt discount attributable to a beneficial conversion feature) such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable, Amounts due to Affiliates and Others and Accrued Expenses.

We feel we will not be able to satisfy its cash requirements over the next twelve months and shall be required to seek additional financing.

We currently plan to raise additional funds primarily by obtaining governmental and non-governmental grants, offering securities for cash and acquiring existing vet clinics with the ability to generate cash flow to fund operations.

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

On January 4, 2011 Entest BioMedical, Inc. (“Entest CA”), a California corporation and our  wholly owned subsidiary, acquired from Pet Pointers, Inc., a California corporation doing business as McDonald Animal Hospital (“Seller”), and Dr. Gregory McDonald DVM (“McDonald”) all the goodwill from McDonald and assets of Seller except cash and accounts receivables used in connection with the operation of a veterinary medical clinic located at 225 S. Milpas Street, Santa Barbara, CA 93103 (the "Business").

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

On May 20, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) for the sale of a Convertible Promissory Note (the “Note”) in the principal amount of $42,500. The Note, which is due on February 23, 2012, bears interest at the rate of 8% per annum. At any time after 180 days from the execution of the Note, the Note is convertible into shares of the Company’s common stock at the election of Asher at a conversion price equal to a 42% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion.

The conversion price is reduced when the Company issues or grants i) any shares of its common stock, or ii) any warrants, rights or options (not including employee stock option plans), whether or not immediately exercisable, or iii) other securities convertible into or exchangeable for common stock, in each case for consideration (or with a conversion price) per common share less than the conversion price in effect immediately prior to the issuance or sale of such securities or instruments, or without consideration. Upon the issuance or sale of such equity securities, the conversion price shall (until another such issuance or sale) be reduced to the price equal to the price (or conversion price) of any such securities or instruments.

At any time during the period beginning on the issue date and ending on the 120th day following the issue date, the Company has the option to redeem this note and pay the note holder 140% of the unpaid principal and accrued interest. At any time during the period beginning on the 121st day from the issue date and ending on the 180th day following the issue date, the Company has the option to redeem this note and pay the note holder 150% of the unpaid principal and accrued interest.

On July 5, 2011, the Company entered into a second Securities Purchase Agreement with Asher for the sale of a Convertible Promissory Note (the “Second Note”) in the principal amount of $ $37,500. The Second Note, which matures April 11, 2012, bears interest at the rate of 8% per annum. At any time after 180 days from the execution of the Second Note, the Second Note is convertible into shares of the Company’s common stock at the election of Asher at a conversion price equal to a 45% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion.

The conversion price is reduced when the Company issues or grants i) any shares of its common stock, or ii) any warrants, rights or options (not including employee stock option plans), whether or not immediately exercisable, or iii) other securities convertible into or exchangeable for common stock, in each case for consideration (or with a conversion price) per common share less than the conversion price in effect immediately prior to the issuance or sale of such securities or instruments, or without consideration. Upon the issuance or sale of such equity securities, the conversion price shall (until another such issuance or sale) be reduced to the price equal to the price (or conversion price) of any such securities or instruments.

At any time during the period beginning on the issue date and ending on the 120 th day following the issue date, the Company has the option to redeem this note and pay the note holder 140% of the unpaid principal and accrued interest. At any time during the period beginning on the 121st day from the issue date and ending on the 180th day following the issue date, the Company has the option to redeem this note and pay the note holder 150% of the unpaid principal and accrued interest.
We were not party to any material commitments for capital expenditures as of the end of the quarter ended May 31, 2011.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on March 1, 2011 and ending May 31, 2011, both the Company's Principal Executive Officer and Principal Financial Officer have determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2011 the Company issued 7,000 common shares (“Shares”) to employees as consideration for services rendered.

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

On April 1, 2011, the Company issued 50,000 common shares (“Shares”) to Tammy Reynolds, the Company’s Chief Financial Officer as consideration for services.

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

On April 4, 2011, the Company issued 600,000 common shares (“Shares”) to David Koos, the Company’s Chief Executive Officer, in satisfaction of $251,178 owed by the Company to David Koos and Bombardier Pacific Ventures, Inc.

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

On May 3, 2011, the Company issued 17,600 common shares (“Shares”) to Pet Pointers, Inc. as consideration for the purchase of accounts receivable valued at $17,600.

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

On June 9, 2011, the Company issued 5,000 shares of Series AA Preferred Stock (“Shares”) to David Koos in satisfaction of $2,000 of accrued salaries owed to him by the Company.

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

None

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
Date: July 12, 2011