Form 10-K
period 2011-08-31
ENTEST BIOMEDICAL, INC.
filed 2011-11-03
CIK 1449447

United States Securities and Exchange Commission
Washington, D.C.  20549

Form 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending August 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission file number: 333-154989

ENTEST BIOMEDICAL, INC.
(Name of small business issuer in its charter)

Nevada	26-3431263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $.$32,338,347

As of November 11, 2010 Entest BioMedical, Inc. had 20,890,501 common shares outstanding and 5,000 Series AA preferred shares outstanding.

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

As a result of this transaction, the former stockholder of Entest CA held approximately 70% of the voting capital stock of the Company immediately after the transaction.  For financial accounting purposes, this acquisition was a reverse acquisition of the Company by Entest CA under the purchase method of accounting, and was treated as a recapitalization with Entest CA as the acquirer. As of November 1, 2011 the former stockholder of Entest CA held approximately 48% of the outstanding common shares of the Company.

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

The Company is currently focusing its efforts and allocating its resources towards:

(a)           The development and commercialization of ImenVax™, a therapeutic cancer vaccine for use in canines
(b)           The acquisition of veterinary clinics

On January 4, 2011, 2010, Entest CA acquired from Pet Pointers, Inc. ( a California corporation doing business as McDonald Animal Hospital) and Dr. Gregory McDonald DVM  all the goodwill from Dr. McDonald  and assets of Pet Pointers, Inc except cash and accounts receivables used in connection with the operation of a veterinary medical clinic located at 225 S. Milpas Street, Santa Barbara, CA 93103 which conducts business under the name McDonald Animal Hospital .

Consideration for the acquisition consisted of:

   I. $70,000 in cash

   II. $210,000 of the common shares of the Company valued at the closing price per share as of January 4, 2011

   III. Payment of no more than $78,000 to a creditor of the sellers to be paid in monthly installments of $1,500 per month

   IV. Payment of no more than $25,000 to additional creditors of the sellers to be paid in monthly installments of $825 per month

   V. Payment of $50,000 to Dr. McDonald on the first business day of the fourth month following the closing of the acquisition (“Closing”)

The Company is also obligated to make payment to Dr. McDonald of that number of shares of common stock of the Company’s common stock valued at the closing bid price of the trading day immediately prior to issuance which shall equal $70,000 upon completion of the first calendar year during the Employment Period (as such period is defined in the employment agreement entered into between McDonald and Entest CA dated December 31, 2010 ) in which the business acquired generates gross sales in excess of $700,000.

Principal Products and Services

The Company is currently focusing its research and development efforts toward the successful development and commercialization of the ImenVax family of canine cancer vaccines as well as the acquisition of existing veterinary clinics / hospitals to be utilized as potential distribution channels for its ImenVax family of canine cancer vaccines. The Company believes that, in addition to serving as distribution channels for the Company’s immuno-therapeutic cancer vaccine for canines, these clinics will be able to generate revenue for the Company from current operations. It is anticipated by the Company that data collected from canine cancer treatment will provide support for eventual use of this therapy in humans and such therapy may be developed and commercialized by the Company in collaboration with larger and better capitalized pharmaceutical companies.

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

The Company is in the process of conducting a ten dog study at the McDonald Animal Hospital to determine safety of the ImenVax™ I therapy in veterinary cancer application (“Safety Study”).  As of November 1, 2011 three dogs suffering from oral melanoma have been administered the therapy with neither dog suffering any material adverse reaction.

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

 ENT-576™

ENT-576™ is a proprietary therapy being developed by the Company for the treatment of Chronic Obstructive Pulmonary Disease (COPD) which utilizes a stimulator (either a low level laser or an FDA approved biochemical drug) to direct stem cells to diseased lung tissue in order to cause damaged tissue to regenerate. The Company does not anticipate conducting further research and development related to ENT-576™ until completion of the Safety Study due to limited resources available to the Company

McDonald Animal Hospital

The Mc Donald Animal Hospital Inc. (“MAH”), a full service veterinary clinic located in Santa Barbara, California which is wholly owned by the Company, offers a full range of general medical and surgical services for companion animals including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. MAH also offers animal boarding services to its customers as well as offering a variety of pet products including pet food, flea collars and other accessory products.  The Company also offers pet products to the general public through the websites www.entpets.com and www.mydiscountpetsupplied.com.

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

Dr. Bogin studied medicine at the Yale University School of Medicine and the University of Rochester School of Medicine and Dentistry.

Gregory C. McDonald, D.V.M.

Dr. McDonald  is a practicing veterinarian with  over 30 years of clinical veterinary experience. He received his Doctor of Veterinary medicine degree (DVM) from Ohio State University in 1979. Currently he is the principal veterinarian of the McDonald Animal Hospital, which he founded over 24 years ago. His practice includes veterinary applications of stem cell therapies, as well as traditional veterinary medicine. Dr. McDonald has authored numerous publications on various aspects of veterinary care.

Brenda S. Phillips, D.V.M.

Dr. Phillips is a veterinary oncologist and co owner of  Veterinary Specialty Hospital of San Diego. She received her Doctor of Veterinary Medicine in 1992 from Michigan State University, College of Veterinary Medicine.

The U.S. market for veterinary services is highly fragmented.  According to the American Veterinary Medical Association, there were  more than 51,000 veterinarians practicing at the end of 2009. The principal factors in a pet owner’s decision as to which veterinarian to use include convenient location and hours, personal recommendations, reasonable fees and quality of care.

In order to be competitive in the animal healthcare industry, we direct our marketing efforts toward increasing the number of annual visits from existing clients through customer education efforts and toward attracting new clients to MAH through local print advertising campaigns.

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

The practice of veterinary medicine is primarily subject to State regulation. The Company will be required to comply with the statutes rules and regulations of the State in which an acquired veterinary clinic is located. Within the State of California where MAH is located ,  the practice of veterinary medicine  is primarily governed pursuant to The California Veterinary Medicine Practice Act (CA Bus.& Prof. Code § 4800 et seq.).

Amount spent during the last fiscal year research and development activities

During the fiscal year ended August 31, 2011 we expended $109,063 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local);

Entest has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of November 1, 2011, Entest has ten employees all of which are full time.

Item 2. Properties

On June 15, 2009 Entest CA entered into an agreement with Bio-Matrix Scientific Group, Inc. (“BMSN”) whereby Entest CA has agreed to sublease approximately 3,000 square feet of office space from BMSN for 36 months commencing on June 30, 2009 and ending on June 30, 2012 for consideration consisting of monthly rental payments of $4,100 per month. Since October 2010 the Company has been paying rental expenses directly to the owner of the subleased space.

This property is utilized as office space. We believe that the foregoing property is adequate to meet its current needs. While it is anticipated that we will require access to laboratory facilities in the future, we believes that access to such facilities are available from a variety of sources.

MAH is currently located at a 4,470 square foot facility located at 225 South Milpas Street, Santa Barbara, California.  The property is utilized by the Company pursuant to a lease between the property owner and Dr. Gregory McDonald, who is employed as Managing Licensee and Supervising Veterinarian of MAH by the Company (“Milpas Lease”). All rental payments required by the Milpas Lease are paid by the Company and the Asset Purchase Agreement by and between Dr. McDonald, Pet Pointers, Inc and the Company (pursuant to which the Company acquired MAH) provides that the property is subleased by Dr. McDonald to the Company upon terms and conditions identical to the Milpas Lease. Currently, the Company is paying rent of $7,576 per month as required by the Milpas Lease. The Milpas Lease expires on June 30, 2012 and provides for two extensions of seven and ten years respectively.

This property is utilized as a veterinary hospital . We believe that the foregoing property is adequate to meet its current needs.

Item 3. Legal Proceedings

On February 3, 2011, a Complaint (“Complaint”) was filed in the U.S. District Court Middle District of the State of Pennsylvania against the Company, the Company’s Chairman and BMSN by 18KT.TV LLC (“Plaintiffs”) seeking to recover general damages from Entest BioMedical, Inc. in excess of $125,000. The Complaint alleges breach of contract and unjust enrichment relating to an investor relations contract executed by the Company and Craig Fischer (on behalf of 18KT.TV LLC). The Compliant also seeks similar damages from Bio-Matrix Scientific Group Inc. and $50,000 in damages from David Koos (Chairman & CEO of both Entest BioMedical, Inc. and Bio-Matrix Scientific Group Inc.). The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter. At this time, it is not possible to predict the ultimate outcome of these matters.

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

The Company’s authorized capital stock consists of 70,000,000 shares of common stock with a par value $0.001, and 5,000,000 shares of preferred stock with a par value $0.001 per share.  As of November 1, 2011 there are 20,890,501 shares of common stock issued and outstanding and 5,000 shares of Series AA preferred stock issued and outstanding.

(a) Our common stock is traded on the OTCQB Tier of OTC Markets under the symbol "ENTB”. Prior to August 11, 2009 there was no established trading market for our common stock.  From August 11, 2009 to February 23, 2011 our common stock traded primarily on the OTCBB.  Below is the range of high and low bid information for our common equity for each quarter within the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

September 1, 2009 to August 31, 2010	High	Low
First Quarter	$5.00	$0.55
Second Quarter	1.01	0.35
Third Quarter	2.49	0.83
Fourth Quarter	$2.09	$0.66
September 1, 2010 to August 31, 2011	High	Low
First Quarter	$1.30	$0.41
Second Quarter	4.25	0.93
Third Quarter	3.00	1.05
Fourth Quarter	$1.73	$0.29

Holders

As of August 31, 2010 there were approximately 325 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending August 31, 2011. We do not expect to declare cash dividends in the immediate future.

Recent Sales of Unregistered Securities

On August 29, 2011, the Company issued 143,000 common shares (“Shares”) to Dr. Gregory McDonald in full satisfaction of $50,000 owed to Dr. McDonald.

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

On August 29, 2011 the Company issued 11,000 common shares (“Shares”) to an employee as consideration for services rendered.

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

On October 7, 2011 the Company issued 50,000 common shares (“Shares”) to an independent consultant  as consideration for services.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of August 31, 2011, we had $ 43,901 Cash on hand and as of August 31, 2010 we had $206 Cash on hand.

The increase in Cash of approximately 2,120% is primarily due to sales of .common stock for cash, increased borrowings, sales of convertible notes as well as revenues attributable to the operations of MAH offset by an increase in operating costs relative to the prior fiscal year.

As of August 31, 2011, we had Trade Accounts Receivable of $ 3,135 and as of August 31, 2010 we had Trade Accounts Receivable of $0.

The increase in Trade Accounts Receivable was attributable to money owed to MAH by customers for services rendered.

As of August 31, 2011, we had a balance of $62,200 in Current Portion of Prepaid Expenses compared to August 31, 2010 where the balance totaled $54,200.

The increase in Current Portion of Prepaid Expenses of approximately 15% was primarily attributable to the applicable portion of Prepaid Rent being reallocated from a non-current asset to a current asset offset by reductions in prepaid rent of $18,100.

As of August 31, 2011, we had a balance of Employee Receivables of $4,349 and as of August 31, 2010 we had a balance of Employee Receivables of $1,396.

This 211% increase in Employee Receivables is attributable to $4,349 paid by the Company on behalf of the former owner of the McDonald Animal Hospital for liabilities incurred by that business prior to its acquisition by the Company offset by the application by the Company of $1,396 of Employee Receivables towards bonus earned.

As of August 31, 2011, the balance in Non-Current Portion of Prepaid Expenses totaled $10,300 compared to the August 31, 2010 balance of $28,400.

 The Non-Current Portion of Prepaid Expenses decreased by approximately 64% was primarily attributable to the applicable portion of Prepaid Rent being reallocated from a non-current asset to a current asset.

As of August 31,2011  we had Property & Equipment (Net of Accumulated Depreciation) of $17,293 and as of August 31, 2010 we had Property & Equipment (Net of Accumulated Depreciation) of $-0-.

The increase in Property & Equipment (Net of Accumulated Depreciation) was due to the equipment and furniture purchased in the acquisition of the business of the McDonald Animal Hospital.

As of August  31, 2011, we had Goodwill of $405,000 and as of August 31, 2010 we had Goodwill of $-0-.

The increase in Goodwill is due to the goodwill purchased in connection with the acquisition the business of the McDonald Animal Hospital.

As of August  31, 2011, we had Intangible Assets (Net of Accumulated Amortization) of $1,828 and as of August 31, 2010 we had Intangible Assets (Net of Accumulated Amortization) of $-0-.

The increase in Intangible Assets (Net of Accumulated Amortization) is attributable to the software acquired in connection with the acquisition the business of the McDonald Animal Hospital.

As of August 31, 2011, we had Deposits in the amount of $0  and as of August 31, 2010 we had Deposits of $1,059-.

The decrease in Deposits of 100% is attributable to a deposit of $1,059 sent by the Company to San Diego Gas and Electric Company being applied toward utility charges incurred by the Company.

As of August 31, 2011, we had Accounts Payable of $27,564 and as of August 31, 2009 we had Accounts Payable of  $21,342 .

The increase in Accounts Payable of approximately 30% is primarily attributable to an increase in outstanding obligations incurred in the course of business primarily attributable to the operations of MAH.

As of August 31, 2011 we had Convertible Notes Payable (net of unamortized discount resulting from a beneficial conversion feature) totaling $42,430 and as of August 31, 2010 we had Convertible Notes Payable (net of unamortized discount resulting from a beneficial conversion feature) totaling $0.

The increase in Convertible Notes Payable (net of unamortized discount resulting from a beneficial conversion feature) is attributable to the issuance by the Company of three 8% convertible promissory notes to an investor in the amounts of $42,500, $37,500 and $35,000 respectively during the fiscal year ended August 31, 2011.

The Company has recognized beneficial conversion features of $16,398, $37,500 and $35,000 respectively which have been recorded as discounts to the carrying value of the notes and which are amortized under the interest method.

As of August 31, 2011 we had Amounts Due to Affiliates/Other of $8,000 and as of August 31, 2010 we had Amounts Due to Affiliate/Other of $-0-.

The increase in Amounts Due to Affiliate/Other is attributable to $8,000 due and payable to TheraCyte, Inc. pursuant to an agreement entered into by and between the Company and TheraCyte, Inc.

As of August 31, 2011, we had Accrued Expenses of $67, 206 and as of August 31, 2010 we had Accrued Expenses of $128,095.
The decrease in accrued expenses of approximately 47% is primarily attributable to the forgiveness of $259,058 of Salaries accrued but unpaid due to David Koos, the issuance of 5,000 shares of Series AA Preferred Stock to David Koos in satisfaction of $2,000 in salary accrued but unpaid,  the payment of $19,821 of accrued interest, and  the payment of $79,936  in accrued taxes  offset by offset by the incurring of approximately $299,601  of expenses accrued but unpaid.

Material Changes in Results of Operations

Revenues were $349, 141 for the year ended August 31, 2010 and -0- for the year ended August 31, 2010. Net losses were $ 951,783 for the year ended August 31, 2010 and $544,891 for the same period ended 2010, an increase of approximately 74%.

This increase in Net Losses is primarily attributable to increases to Costs of Revenue, General and Administrative Expenses, Rental Expenses, Interest Expenses , Research and Development costs and Consulting Expenses offset by revenues provide by the McDonald Animal Hospital.

We feel we will not be able to satisfy its cash requirements over the next twelve months and shall be required to seek additional financing.

We currently plan to raise additional funds primarily by obtaining governmental and non-governmental grants, offering securities for cash and acquiring existing vet clinics with the ability to generate cash flow to fund operations.

We have yet to decide what type of offering we will use or how much capital we will raise. There is no guarantee that we will be able to raise any capital through any type of offerings. We can give no assurance that any governmental or non-governmental grant will be obtained by us despite our best efforts. We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan.  We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate.  For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances. We have acquired MAH. Although we have acquired MAH, no assurance can be made that MAH  shall generate sufficient cash flow to fund our operations nor can any assurance be made that we can acquire  one or more additional veterinary clinics in the near future or at all.

Sources of liquidity for  the fiscal year ended August 31, 2011 consisted primarily of  borrowings of $438,007 consisting of borrowings  from our Chairman and CEO  and a corporation controlled by our Chairman and CEO as well as borrowings from unaffiliated third parties, the sale of common shares for cash proceeds of approximately $200,000, and  revenues from the operation of MAH.

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

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders
Entest BioMedical, Inc.

I have audited the accompanying consolidated balance sheet of Entest BioMedical, Inc. as of August 31, 2011 and 2010 and the related statements of operations, stockholders’ equity and cash flows for the years ended August 31, 2011 and 2010, and for the period from inception (August 22, 2008) to August 31, 2011. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Entest BioMedical, Inc. as of August 31, 2011 and 2010 and the results of its operations and changes in stockholders equity and cash flows for the years ended August 31, 2011 and 2010, and the period from inception (August 22, 2008) to August 31, 2011 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company is a going concern.  As discussed in Note 4 to the financial statements, the Company has not generated income and has accumulated losses.  This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/ s /John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
October 31, 2011

Entest Biomedical, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
As of August 31, 2011 and 2010

	2011	2010

ASSETS
Current Assets
Cash	$43,901	$206
Trade accounts receivable, less allowance for uncollectible accounts
of $0 and $0 at August 31, 2010 and August 31, 2011, respectively	3,135	-
Inventory	7,986	-
Current Portion of Prepaid Expenses	62,200	54,200
Employee Receivable	4,349	1,396
Total Current Assets	121,571	55,802

Property & Equipment (Net of Accumulated Depreciation)	17,293	-
Goodwill	405,000	-
Intangible Assets (Net of Accumulated Amortization)	1,828	-

Long Term Assets
Non Current Portion of Prepaid Expenses	10,300	28,400
Non Current Portion of Deposits		1,059
Total Long Term Assets	10,300	29,459

TOTAL ASSETS	$555,992	$85,261

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$27,564	$21,342
Notes Payable	159,911	156,566
Convertible notes payable, net of discount	42,430	-
Due to Affiliate /Other	8,000	-
Accrued Expenses	67,206	128,095
Total Current Liabilities	305,111	306,003

Long Term Liabilities
Notes Payable	79,143	-
Total Long Term Liabilities	79,143	-

TOTAL LIABILITIES	384,254	306,003

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 70,000,000 shares
authorized, 17,553,040 and 20,840,501 shares issued and
outstanding as of August 31, 2010 and August 31, 2011	20,838	17,553
Preferred Stock , $0.001 par value 5,000,000 shares authorized,
0 shares issued and outstanding as of August 31, 2011 and 2010	-	-
Series AA Preferred Stock , $0.001 par value 100,000 shares authorized,	5	-
0 shares issued and outstanding at August 31, 2010 and 5,000 shares as of August 31, 2011
Additional Paid in Capital	1,619,330	537,415
Contributed Capital	274,162	15,104
Accumulated Deficit	(1,742,597)	(790,814)

Total Stockholders' Equity	171,738	(220,742)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$555,992	$85,261

The Accompanying Notes are an Integral Part of these Financial Statements

Entest BioMedical, Inc.
(A Development Stage Company)
Consolidated Statement of Operations

			Period from
			Inception
			(Aug. 22, 2008)
	Year ended	Year ended	through
	August 31,	August 31,	August 31,
	2011	2010	2011
REVENUES
Total Revenues	$349,141	$-	$349,141
TOTAL REVENUE	349,141		349,141

Cost of Revenue	89,405	-	89,405
GROSS PROFIT	259,736	-	259,736

COSTS AND EXPENSES
Research and Development	109,063	20,933	139,996
Rent Costs	108,596	49,200	165,996
General and Administrative	793,609	421,213	1,242,059
Incorporation Costs			408
Consultant's Expenses	159,518	46,470	405,988
Miscellaneous Expenses			78
Total Costs and Expenses	1,170,786	537,816	1,954,525

OPERATING LOSS	(911,050)	(537,816)	(1,694,789)

OTHER INCOME AND EXPENSE

Other Income	99		99
Interest Expense	(24,404)	(7,075)	(31,479)
Interest Expense attributable to
amortization of discount	(16,428)		(16,428)
	(40,733)	(7,075)	(47,808)

LOSS BEFORE INCOME TAXES	(951,783)	(544,891)	(1,742,597)
Income Taxes

NET INCOME (LOSS)	$(951,783)	$(544,891)	$(1,742,597)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE	(0.048)	(0.031)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	19,895,368	17,540,420

The Accompanying Notes are an Integral Part of these Financial Statements

Entest BioMedical, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From August 22, 2008 (Inception) through August 31, 2011

							Accumulated
							Deficit
			Series AA		Additional	Contrib-	during the
	Common		Preferred		Paid-in	uted	Development
	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Total

Beginning balances Aug. 22, 2008	-	$-			$-	$-	$-	$-
Shares issued to parent	1,500	408						408
Net Loss August 22, 2008
through August 31, 2008							(408)	(408)

Balances August 31, 2008	1,500	$408			$-	$-	$(408)	$-
Recapitalization in connection with
reverse acquisition	(1,500)	(408)			408	-	-	-
	10,000,000	10,000			(10,000)	-	-	-
Common Shares issued in Reverse
Acquisition	4,000,000	4,000			(4,000)	-	-	-
Increases in Contributed Capital	-	-			-	485	-	485
Common Shares issued for Cash	1,000,000	1,000			99,000	-	-	100,000
Restricted Stock Award issued to
employee	2,000,000	2,000			(2,000)	-	-	-
Restricted Stock Award
compensation expense for the
year ended August 31, 2009	-	-			24,725	-	-	24,725
Common Stock issued to
consultant	50,000	50			199,950	-	-	200,000
Net Loss year ended Aug. 31, 2009							(245,515)	(245,515)

Balances August 31, 2009	17,050,000	$17,050			$308,083	$485	$(245,923)	$79,695
Common Shares issued for Cash	500,000	500			49,500	-	-	50,000
Restricted Stock Award
compensation expense for the
3 months ended Nov. 30, 2009	-	-			98,916	-	-	98,916
Common Stock as Compensation	3,040	3			4,557	-	-	4,560
Increases in Contributed Capital	-	-			-	4,263	-	4,263
Restricted Stock Award
compensation expense for the
3 months ended February 28, 2010	-	-			76,359	-	-	76,359
Increases in Contributed Capital	-	-			-	10,356	-	10,356
Net Loss year ended Aug. 31, 2010	-	-			-	-	(544,891)	(544,891)

Balances, August 31, 2010	17,553,040	$17,553			$537,415	$15,104	$(790,814)	$(220,742)
Common Shares issued for Cash	2,217,600	2,217			215,383	-	-	217,600
Common Shares issued for Debt	781,712	780			340,387	-	-	341,167
Common Shares issued to Consultants	74,383	74			121,967	-	-	122,041
Common Stock issued to employees	163,766	164			303,235	-	-	303,399
Restricted Stock Awards issued to employee	50,000	50			(50)	-	-	-
Restricted Stock Award Compensation
expense recognized	-	-			10,000	-	-	10,000
Discount on Convertible Debt recognized	-	-			88,998	-	-	88,998
Increases in Contributed capital	-	-			-	259,058	-	259,058
Preferred Stock issued for Accrued compensation			5,000	5	1,995			2,000
Net Loss Year ended August 31, 2011							(951,783)	(951,783)

Balances, August 31, 2011	20,840,501	$20,838	5,000	$ 5	$1,619,330	$274,162	$(1,742,597)	$171,738

The Accompanying Notes are an Integral Part of these Financial Statements

Entest BioMedical, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows

			Period from
			Inception
			(Aug. 22, 2008)
	Year ended	Year ended	through
	August 31,	August 31,	August 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(951,783)	$(544,891)	$(1,742,597)
(Increase) Decrease in Trade Accounts Receivable	(3,135)		(3,135)
(Increase) Decrease in Inventory	(7,986)		(7,986)
(Increase) Decrease in Employee Receivable	(2,953)	(1,396)	(4,349)
Increase (Decrease) in Accounts Payable	6,222		27,567
(Increase) Decrease in Prepaid Expenses	10,100	18,990	(72,500)
(Increase) Decrease in Deposits	1,059	(800)	-
Increase (Decrease) in Accrued Expenses	(60,889)	(1,059)	67,205
Stock issued as Compensation to Employees	362	128,094	204,923
Stock issued to Prepay Expenses		179,836
Stock issued as Compensation to Consultants	19		200,019
Net Cash Provided by (Used in) Operating Activities	(1,008,984)	(221,226)	(1,330,853)

CASH FLOWS FROM FINANCING ACTIVITIES
(Increase) Decrease in Property and equip. additions (net)	(17,293)		(17,293)
(Increase) Decrease in Goodwill from acquisition	(405,000)		(405,000)
(Increase) Decrease in Intangible Assets (net)	(1,828)		(1,828)
Increase (Decrease) in Common stock issued for cash	2,217	500	3,717
Increase (Decrease) in Common stock issued for expenses	55		55
Increase (Decrease) in Due to Affiliate/Other	8,000		8,000
Increase (Decrease) in Due to Shareholder
Increase (Decrease) in Notes Payable	124,918	156,567	281,485
Stock issued in Payment of Debt	780		780
Increase (Decrease) in Contributed Capital	259,058	14,618	274,161
Increase (Decrease) in Additional paid in Capital	1,081,772	49,500	1,230,680
Net Cash Provided by Financing Activities	1,052,679	221,185	1,374,757

Net Increase in Cash	43,695	(41)	43,901

Cash at Beginning of Period	206	250	-

Cash at End of Period	$43,901	$209	$43,901

The Accompanying Notes are an Integral Part of these Financial Statements

Entest BioMedical, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
As of August 31, 2011

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Entest BioMedical Inc. (the “Company”) was incorporated in the State of Nevada on September 24, 2008 as JB Clothing Corporation.  Until July 10, 2009, the Company’s principal business objective was the offering of active/leisure fashion design clothing.

On July 10, 2009 the Company abandoned its efforts in the field of active/leisure fashion design clothing when it acquired 100% of the share capital of Entest BioMedical, Inc., a California corporation, (“Entest CA”).

The Company’s current business consists of the development and commercialization of immunotherapeutic therapies for the veterinary market as well as the acquisition and operation of veterinary hospitals.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted an August 31 fiscal  year-end.

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of  Entest CA, the Company’s wholly owned subsidiary. Significant inter-company transactions have been eliminated.

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

D. DEVELOPMENT STAGE

The Company is a development stage company that devotes substantially all of its efforts in the development of its business.

E. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

F. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Maintenance and repairs are expensed in the year in which they are incurred. Expenditures that enhance the value of property and equipment are capitalized.

G. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  A fair value hierarchy requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

Level 1:  Quoted prices in active markets for identical assets or liabilities

Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities;  quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments as of August 31, 2011 consisted of $159,911 of Notes Payable, $42,430 of Convertible Notes payable (net of discount), $8,000 due to TheraCyte, Inc, and $4,349 of Employee Receivables.  The fair value of all of the Company’s financial instruments as of September 30, 2010 were valued according to the Level 2 input. The carrying amount  of the financial instruments is equal to the fair value as determined by the Company

H. INCOME TAXES

The Company accounts for income taxes using the liability method prescribed by ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of August 31, 2011 and 2010, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company generated a deferred tax credit through net operating loss carry forward.  However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

I.  BASIC EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 260, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective from inception.

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (ASC Topic 855), Amendments to Certain Recognition and Disclosure Requirements.” This Standard update requires a SEC Filer to (1) evaluate subsequent events through the date that the financial statements are issued or available to be issued, (2) defines “SEC Filer” as an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section, (3) not be bound to disclosing the date through which subsequent events have been evaluated, (4) note the definition ofpublic entityis not longer defined nor necessary for Topic 855, (5) note the scope of the reissuance disclosure requirements is refined to include revised financial statements only. These Updates are effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $1,742,597 during the period from August 22, 2008 (inception) through August 31, 2011. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by obtaining governmental and nongovernmental grants as well as offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings. Management can give no assurance that any governmental or nongovernmental grant will be obtained by the Company despite the Company’s best efforts. Management also plans to acquire one or more operating veterinary clinics in order to generate cash flow to fund research and development. Management can give no assurance that any such clinics can be acquired on terms favorable to the Company, if at all, and if acquired whether such clinics would generate cash flow sufficient to fund the Company’s operations. Management has raised $332,500 in the twelve months ended August 31, 2011through the sale of the Company’s securities.

NOTE 5.  NOTES PAYABLE (Current Liability)

Notes Payable (Current Liability)

	2011	2010

Bombardier Pacific Ventures (Note 7)		80,471
Bio-Technology Partners Business Trust	92,050	28,150
Officer Loans (Note 7)	28,961	47,945
Venture Bridge Advisors	29,000	0
Current portion of amounts to be paid on
behalf of Gregory McDonald and Pet Pointers, Inc. (Note 9 )	9,910	0

8% Convertible Notes Payable (net of unamortized beneficial
conversion feature) (Note 12)	42,430	0

Accrued Interest Bombardier Pacific Ventures (Note 7)	1,228	5,128
Accrued Interest Bio Technology Partners Business Trust	4087	161
Accrued Interest Officer Loans (Note 7)	2,793	1,785
Accrued Interest Venture Bridge Advisors	868
Accrued Interest Convertible Notes (Note 12)	1,371	0

Both of Bio Technology Partners Business Trust and Venture Bridge Advisors have provided lines of credit to the Company in the amount of $200,000 each or so much thereof as may be disbursed to, or for the benefit of the Company by Lender in Lender's sole and absolute discretion. The unpaid principal of these lines of credit bear simple interest at the rate of ten percent per annum. Interest is calculated based on the principal balance as may be adjusted from time to time to reflect additional advances or payments made hereunder. Principal balance and accrued interest shall become due and payable in whole or in part at the demand of the Lender.

NOTE 6.  NOTES PAYABLE (Long Term Liability)

	2011	2010
Non Current portion of amounts to be paid on
behalf of Gregory McDonald and Pet Pointers, Inc. (Note 9 )	79,143	0

NOTE 7.  RELATED PARTY TRANSACTIONS

Between September 1, 2010 and August 31, 2011, Bombardier Pacific Ventures (“Bombardier”), a company controlled by David R. Koos who is the Company’s Chief Executive Officer, made loans to the Company totaling $7,438. These loans are due and payable at the demand of Bombardier and bear simple interest at a rate of 15% per annum.

Between September 1, 2010 and August 31, 2011, David R. Koos personally made loans to the Company totaling $114,561. These loans are due and payable at the demand of David R. Koos and bear simple interest at a rate of 15% per annum.

As of August 31, 2011 the Company remains indebted to Bombardier in the amount of $1,281 consisting of interest accrued and unpaid on the Bombardier loans.

As of August 31, 2011 the Company remains indebted to David R. Koos in the amount of $31,756 consisting of the remaining principal amount of the Koos Loans ($28,963) plus interest accrued but unpaid on the Koos loans ($2,793).

On June 15, 2009 the Company entered into an agreement with Bio Matrix Scientific Group, Inc. (“BMSN”), a significant shareholder of the Company ,  whereby the Company has agreed to sublease approximately 3,000 square feet of office space from BMSN for a term of 3 years for consideration consisting of monthly rental payments of $4,100 per month.  Beginning October 2010 the Company has been paying rental expenses directly to the owner of the subleased space and is currently carrying a balance of  $59,500 of rental expenses prepaid to BMSN.

On April 4, 2011, the Company issued 600,000 shares of common stock to David Koos, CEO, in lieu of outstanding loans to Mr. Koos and to Bombardier, a company controlled by Mr. Koos. The loan balances and accrued interest were paid in the amount of $251,178.

On June 9, 2011, the Company issued 5,000 shares of Series AA Preferred Stock to David Koos, the Company’s CEO as payment of Accrued Salary in the amount of $2,000.

NOTE 8.  ACQUISITION OF ENTEST CA

On July 10, 2009 the Company acquired 100% of Entest CA, a California corporation and wholly owned subsidiary of the Company, from BMSN for consideration consisting of (a) the issuance to BMSN of 10,000,000 newly issued common shares of Entest and (b) the return by Mr. Rick Plote of 10,000,000 shares of Entest’s common stock previously issued to him by Entest for cancellation.

NOTE 9.  ACQUISITION OF THE ASSETS OF PET POINTERS, INC.

On January 4, 2011Entest CA acquired from Pet Pointers, Inc., a California corporation doing business as McDonald Animal Hospital (“Seller”), and Dr. Gregory McDonald DVM (“McDonald”) all the goodwill from McDonald and assets of Seller except cash and accounts receivables used in connection with the operation of a veterinary medical clinic located at 225 S. Milpas Street, Santa Barbara, CA 93103 (the "Business").

Consideration for the acquisition consisted of:

   I. $70,000 in cash

   II. $210,000 of the Company’s  common shares valued at the closing price per share as of January 4, 2011

   III. Payment of no more than $78,000 to a creditor of the Seller to be paid in monthly installments of $1,500 per month

   IV. Payment of no more than $25,000 to additional creditors of the Seller to be paid in monthly installments of $825 per month

   V. Payment of $50,000 to McDonald on the first business day of the fourth month following the closing of the acquisition (“Closing”)

The Company is  also obligated  to make payment to McDonald of that number of shares of common stock of the Company’s common stock valued at the closing bid price of the trading day immediately prior to issuance which shall equal $70,000 upon completion of the first calendar year during the Employment Period (as such period is defined in the employment agreement entered into between McDonald and Entest CA dated December 31, 2010) in which the Business generates gross sales in excess of $700,000.

NOTE 10.  INCOME TAXES

As of August 31, 2011

Deferred tax assets:
Net operating tax carry forwards	$614,685
Other	-0-
Gross deferred tax assets	614,685
Valuation allowance	(614,685)

Net deferred tax assets	$-0-

As of  May 31, 2011 the Company has a Deferred Tax Asset of $613,441 completely attributable to net operating loss carry forwards of approximately $1,756,244 (which expire 20 years from the date the loss was incurred) consisting of:

(a)	$ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc, a California corporation, and
(b)	$ 1,752,293 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 11.  COMMITMENTS AND CONTINGENCIES

On June 15, 2009, the Company entered into an agreement with BMSN  whereby the Company has agreed to sublease approximately 3,000 square feet of office space from BMSN for 36 months commencing on June 30, 2009 and ending on June 30, 2012 for consideration consisting of monthly rental payments of $4,100 per month. the Company. currently pays monthly rent of $4,176 directly to the owner of the property  for the term indicated.

This property is utilized as office space. The Company believes that the foregoing property is adequate to meet its current needs. While it is anticipated that the Company will require access to laboratory facilities in the future, the Company believes that access to such facilities are available from a variety of sources.

On January 4, 2011, as part of the asset purchase agreement with the Company and Gregory McDonald / Pet Pointers, Inc., the Company pays on behalf of Gregory McDonald and Pet Pointers monthly rent of $7,320 (which adjusts to $7,576 in July, 2011) to Anthony Marinelli for the terms indicated in the Gregory McDonald / Pet Pointers lease.  These payments are not obligations of the Company but, are payments the Company agreed to make on behalf of Gregory McDonald and Pet Pointers as part of the Asset Purchase Agreement.

On January 4, 2011, as part of the asset purchase agreement with the Company and Gregory McDonald on behalf of Pet Pointers, Inc., the Company pays on behalf of Gregory McDonald and Pet Pointers monthly payments of $1,500 to Anthony and Judi Marinelli towards the extinguishment of a total note of $78,000. These payments are payments the Company agreed to make on behalf of Gregory McDonald and Pet Pointers.

On January 4, 2011, as part of the asset purchase agreement with the Company and Gregory McDonald on behalf of Pet Pointers, Inc., the Company pays on behalf of Gregory McDonald and Pet Pointers an installment agreement due to the Franchise Tax Board in the amount of $11,405 with monthly payments of $400. These payments, are payments the Company agreed to make on behalf of Gregory McDonald and Pet Pointers.

On January 4, 2011, as part of the asset purchase agreement with the Company and Gregory McDonald on behalf of Pet Pointers, Inc., the Company pays on behalf of Gregory McDonald and Pet Pointers an installment agreement due to the Internal Revenue Service in the amount of $13,595 with monthly payments of $425. These payments are payments the Company agreed to make on behalf of Gregory McDonald and Pet Pointers.

On February 3, 2011, a Complaint (“Complaint”) was filed in the U.S. District Court Middle District of the State of Pennsylvania against the Company, the Company’s Chairman and BMSN . by 18KT.TV LLC (“Plaintiffs”) seeking to recover general damages from the Company. in excess of $125,000. The Complaint alleges breach of contract and unjust enrichment relating to an investor relations contract executed by the Company and Craig Fischer (on behalf of 18KT.TV LLC). The Complaint also seeks similar damages from BMSN. and $50,000 in damages from David Koos (Chairman & CEO of both the Company  and BMSN.). The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter. At this time, it is not possible to predict the ultimate outcome of these matters.

There were no other legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

Commitments

	2011	2012	2013	2014	2015
Office lease	$50,112	$25,056	$-	$-	$-
Veterinary clinic lease	89,376	45,456	-	-	-
Marinelli Note	18,000	18,000	18,000	18,000	18,000
IRS installment agreement	5,100	5,100	5,100	5,100	5,100
FTB installment agreement	4,800	4,800	4,800	4,800	4,800
TOTAL	$167,388	$98,412	$27,900	$27,900	$27,900

NOTE 12.  CONVERTIBLE NOTES

On May 20, 2011, the Company issued a  convertible promissory  note in the amount of $42,500 which was received May 26, 2011. The note bears an interest rate of eight percent (8%), matures on February 23, 2012 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a forty two percent (42%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date. The issuance of the note amounted in a beneficial conversion feature of $16,398  which  is  amortized under the Interest Method.

On July 5, 2011, the Company issued a convertible promissory note  (the “Second Note”) in the principal amount of $ $37,500. The Second Note, which matures April 11, 2012, bears interest at the rate of 8% per annum. At any time after 180 days from the execution of the Second Note, the Second Note is convertible into shares of the Company’s common stock at the election of Asher at a conversion price equal to a 45% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. The issuance of the note amounted in a beneficial conversion feature of $37,500  which  is  amortized under the Interest Method.

On August 29, 2011, the Company issued a convertible promissory note (the “Third  Note”) in the principal amount of $ $35,000. The Third Note, which matures May 25, 2012, bears interest at the rate of 8% per annum. At any time after 180 days from the execution of the Third Note, the Third Note is convertible into shares of the Company’s common stock at the election of Asher at a conversion price equal to a 45% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. The issuance of the note amounted in a beneficial conversion feature of $35,000  which  is  amortized under the Interest Method

NOTE 13.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of  August 31, 2011:

Common Stock:

$0.001 par value, 70,000,000 shares authorized 20,840,501 shares issued and outstanding as of May 31, 2011.

Preferred Stock:

$0.001 par value 5,000,000 shares authorized of 100,000 shares authorized is authorized as Series AA Preferred Stock , $001 par value of which 5,000 shares are issued and outstanding  as of August 31,  2011.

NOTE 14.  STOCK TRANSACTIONS

In the twelve months ended May 31, 2011, the Company:

On October 12, 2010, the Company issued 2,000,000 shares of common stock at five cents per share, realizing $100,000.

On November 16, 2010, the Company made a Stock Award of 45,000 common shares for services.  An expense of $53,100 was recorded.

On November 30, 2010, the Company made a  Stock Award of 10,000 common shares for services. An expense of $9,300 was recorded.

On January 3, 2011, the Company issued 38,712 shares of common stock in satisfaction of $39,989 owed by the Company.

On January 3, 2011, the Company issued 3,000 shares of common stock to employees as consideration for services rendered. An expense of $5,640 was recorded.

On January 3, 2011, the Company issued 10,000 shares of common stock to employees as consideration for services rendered. An expense of $18,800 was recorded.

On January 3, 2011, the Company issued 25,000 shares of common stock to its CFO as consideration for services rendered. An expense of $47,000 was recorded.

On January 4, 2011, the Company issued 9,383 shares to a consultant for broker fees. An expense of $17,640 was recognized as part of the purchase agreement with Pet Pointers, Inc.

On January 14, 2011, the Company issued 102,766 shares of common stock as part of the purchase agreement with Pet Pointers, Inc. An expense of $193,200 was recognized.

On January 26, 2011, the Company sold 200,000 common shares at fifty cents per share, realizing $100,000.

On February 4, 2011, the Company issued 10,000 shares of common stock to a consultant for services. An expense of $42,000 was recorded.

On February 4, 2011, the Company issued 5,000 common shares to an employee. An expense of $21,000 was recorded.

On March 25, 2011, the Company issued 7,000 shares of common stock to multiple employees as bonuses. The expense of $15,330 was recorded.

On April 1, 2011, the Company issued 50,000 shares of restricted stock to Tammy Reynolds, the Company’s CFO as consideration for completion of her first year’s employment agreement. Of this amount, 10,000 shares vested as of  April 1, 2011 and an expense in the amount of $10,000 was recognized. The remaining 40,000 are forfeited pursuant to Ms. Reynolds terms of employment and are subject to cancellation.

On April 4, 2011, the Company issued 600,000 shares of common  stock to David Koos, CEO, in lieu of outstanding loans to Mr. Koos and to Bombardier, a company controlled by Mr. Koos. The loan balances and accrued interest were paid in the amount of $251,178.

On May 3, 2011, the Company issued 17,600 shares to Pet Pointers, Inc. in the purchase of their accounts receivable. An accounts receivable asset was booked in the amount of $17,600.

On June 9, 2011, the Company issued 5,000 shares of Series AA Preferred Stock to David Koos, the Company’s CEO as payment of Accrued Salary in the amount of $2,000.

On August 29, 2011,  the Company issued 143,000 common shares to Dr. Gregory McDonald in full satisfaction of $50,000 owed to Dr. McDonald.

On August 29, 2011 the Company issued 11,000 shares to an employee as consideration for services rendered valued at $3,268.

NOTE 15.  SUBSEQUENT EVENTS

On October 25, 2011, the Company issued a convertible promissory note in the amount of $32,500. The note bears an interest rate of eight percent (8%), matures on July 27, 2012 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a fifty two percent (52%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date.

Events subsequent to August 31, 2011 have been evaluated through October 31, 2011, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) On October 16, 2009, the Board of Directors of the Company, acting as the Company's Audit Committee, approved of the dismissal of Seale and Beers, CPAs as the Company’s independent registered public accounting firm and also approved the engagement of John Kinross-Kennedy, CPA as its independent auditor. On same date, October 16, 2009, the accounting firm of John Kinross-Kennedy, CPA was engaged as the Company's new independent registered public accounting firm. On October 20, 2009, the Company informed Seale and Beers, CPAs that Seale and Beers, CPAs has been dismissed as the Company’s independent registered public accounting firm.

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

(b) During the Company's two most recent fiscal years, there were no disagreements with Seale and Beers, CPAs, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Seale and Beers, CPAs satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of August 31, 2011. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and acting CFO. He  functions  as the Company’s  principal executive officer and principal financial officer.

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

(c) There have been no changes during the quarter ended August 31, 2011 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 10. Directors, Executive Officers and Corporate Governance

On June 19, 2009 the Board of Directors of  the Company elected David R. Koos, 52,  a director of the Company and appointed Dr. Koos President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer of the Company. Dr. Koos resigned as Chief Financial Officer on March 31, 2010 and assumed the position of Acting Chief Financial Officer and Principal Accounting Officer on August 8, 2011 upon the resignation of Tammy L. Reynolds who served as Chief Financial Officer from the period from March 31, 2010 to August 8, 2011.

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

* As of November 1, 2011 Bio-Matrix Scientific Group Inc. owned 10,000,000 common shares of the company representing 48% of the common shares outstanding.
** Amerivet Securities Inc. has not been active during the period as the Chief Executive Officer was on deployment in Iraq through the U.S. Army Reserves.

Code of Ethics

On November 11, 2009 we adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002

Director Independence

Audit Committee and Audit Committee Financial Expert

The sole member of the Company’s board of Directors may not be considered independent as he is also its sole officer. The Company is not a "listed company" under Securities and Exchange Commission (“SEC”) rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company’s  Board of Directors is deemed to be its  audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Board of Directors has determined that its member is  able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the Board of Directors believes that its member has  the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

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

Because management and the Board of Directors  of the Company are the same people, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the Board of Directors’ attention by virtue of the co-extensive capacities of the Board of Directors.

Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Koos Chairman, President and CEO	From September 1, 2009 to August 31, 2010	$6,000*	0	$4,560	0	0	0	0	0	$10,460

Tammy Reynolds, CFO and Director	From March 31, 2010 to August 31, 2010	$26,923	0	0	0	0	0	0	0	$26,923

David Koos Chairman, President and CEO	From September 1, 2010 to August 31, 2011	$18,000*	0	$2,000**	0	0	0	0	0	$20,000

Tammy Reynolds, Former CFO and Director (resigned from all positions with the Company effective August 8,2011	From September1, 2010 to August 31, 2011	$65,961	0	$47,000	$50,000***	0	0	0	0	$162,961

* Does not include $49,000 in salary earned by David Koos which is accrued but unpaid.

David Koos is not party to an executed employment agreement. From April of 2010 to April4, 2011 we had agreed to compensate David Koos $25,000 per month for his services, exclusive of any bonuses or benefits. From April 4, 2011 to the date of this document we had agreed to compensate David Koos $10,000 per month for his services, exclusive of any bonuses or benefits. The majority of this compensation has been accrued.

** represents 5,000 shares of the Company’s Series AA Preferred Stock

***The Company and Ms. Reynolds had agreed that Ms. Reynolds shall receive:

a)	Compensation of $70,000 per annum for her services as Chief Financial Officer.
b)
Fifty Thousand Dollars worth of the Common Shares of the Company (“Compensation Shares”) to be granted to Ms. Reynolds upon the completion of twelve months employment as CFO of the Company under the condition that80% of the Compensation Shares (“Restricted Comp Shares”) may not be sold, transferred, assigned, pledged or otherwise encumbered or disposed of by Ms. Reynolds (“Transfer Restriction”) except as follows:

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

As Ms. Reynolds is no longer employed as CFO of the Company, any Restricted Comp Shares still subject to Transfer Restrictions shall be forfeited by the Ms. Reynolds, and ownership of the Restricted Comp Shares shall be transferred back to the Company.  As such, 80% of the restricted Stock Award paid to Ms Reynolds during the fiscal year ended August 31, 2011 is subject to forfeiture. Ms. Reynolds is currently not party to a written employment agreement with the Company .

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of November 1, 2011 for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group. As of November 1, 2011 the Company had 20,890, 501  common shares outstanding and 5,000 Series AA Preferred Shares outstanding

(1) Title Of Class	(2) Name And Address Of Beneficial Owner	(3) Amount And Nature Of Beneficial Owner	(4) Percent Of Class
Common Stock	David R. Koos, President, Chief Executive Officer, Secretary, Treasurer, Director, Acting Chief Financial Officer C/O Entest BioMedical, Inc. 4700 Spring Street, St 203 La Mesa California, 91942*	10,000,000	47.8%*
Common Stock	Tammy Reynolds Chief Financial Officer and Director **	75,000***	.003%
Officers and Directors As a Group		10,075,000	48.1%
Common Stock	Bio-Matrix Scientific Group, Inc. 8885 Rehco Road San Diego, California 92121	10,000,000	47.8%
Common Stock	Sleezer Family Trust	5,500,000	26.3%

*Includes common shares owned by Bio-Matrix Scientific Group, Inc. (David Koos is CEO, President and Chairman of Bio-Matrix Scientific Group, Inc.).

** Resigned as CFO and Director August 8, 2011

*** 40,000 common shares subject to forfeiture.

(1) Title Of Class	(2) Name And Address Of Beneficial Owner	(3) Amount And Nature Of Beneficial Owner	(4) Percent Of Class
Series AA Preferred	David R. Koos, President, Chief Executive Officer, Secretary, Treasurer, Director, Acting Chief Financial Officer C/O Entest BioMedical, Inc. 4700 Spring Street, St 203 La Mesa California, 91942	5,000	100%
Officers and Directors As a Group (2 Persons)		5,000	100%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Between September 1, 2010 and August 31, 2011, Bombardier Pacific Ventures (“Bombardier”), a company controlled by David R. Koos who is the Company’s Chief Executive Officer, made loans to the Company totaling $7,438. These loans are due and payable at the demand of Bombardier and bear simple interest at a rate of 15% per annum.

Between September 1, 2010 and August 31, 2011, David R. Koos personally made loans to the Company totaling $114,561. These loans are due and payable at the demand of David R. Koos and bear simple interest at a rate of 15% per annum.

As of August 31, 2011 the Company remains indebted to Bombardier in the amount of $1,281 consisting of interest accrued and unpaid on the Bombardier loans.

As of August 31, 2011 the Company remains indebted to David R. Koos in the amount of $31,756 consisting of the remaining principal amount of the Koos Loans ($28,963) plus interest accrued but unpaid on the Koos loans ($2,793).
On April 4, 2011, the Company issued 600,000 shares of common stock to David Koos, CEO, in lieu of outstanding loans to Mr. Koos and to Bombardier, a company controlled by Mr. Koos. The loan balances and accrued interest were paid in the amount of $251,178.

Director Independence

Audit Committee and Audit Committee Financial Expert

The Company’s  sole director may not be considered independent as  he is also an  officer. The Company is not a "listed company" under Securities and Exchange Commission (“SEC”) rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company’s  Board of Directors is deemed to be its  audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Board of Directors has determined that its sole member is able to read and understand fundamental financial statements and has substantial business experience that results in the member's financial sophistication. Accordingly, the Board of Directors believes that its member has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

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

The following table sets forth the aggregate fees billed to us by John Kinross-Kennedy, CPA during the period beginning September 1, 2010 and ending August 31, 2011:

Audit Fees	$4,600
Audit Related Fees	400
Tax Fees	0
All Other Fees	2,800
$7,800

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
All Other Fees: Audit of the financial statements of Pet Pointers, Inc.

All services listed were pre-approved by the Board of Directors, functioning as the Audit Committee in accordance with Section 2(a) 3 of the Sarbanes-Oxley Act of 2002.

The Board has considered whether the services described above are compatible with maintaining the independent accountant's independence and has determined that such services have not adversely affected the independence John Kinross-Kennedy.

Item 15. Exhibit Index

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3(i) (3)************	CERTIFICATE OF DESIGNATIONS SERIES AA PREFERRED STOCK
31.1	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.1	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.2	CERTIFICATION BY CFO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.2	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
10.1**************	AGREEMENT BY AND BETWEEN THE COMPANY AND THERACYTE,INC.
10.2*	ESCROW AGREEMENT BY AND BETWEEN THE COMPANY, HERMAN H. PETTEGROVE, ESQ. AND DR. GREGORY MCDONALD, DVM
14.1**	CODE OF ETHICS
10.3***	AGREEMENT FOR ISSUANCE OF STOCK TO DAVID KOOS
3(i)****	CERTIFICATE OF INCORPORATION OF JB CLOTHING
3(ii)*****	BYLAWS
3(i)(2)******	AMENDMENT TO CERTIFICATE OF INCORPORATION OF JB CLOTHING
10.3*******	ASSET PURCHASE AGREEMENT BY AND BETWEEN PET POINTERS INC, GREGORY McDONALD AND THE COMPANY
10.4********	EXHIBIT A TO ASSET PURCHASE AGREEMENT
10.5*********	EXHIBIT B TO ASSET PURCHASE AGREEMENT
10.6**********	EMPLOYMENT AGREEMENT GREGORY MCDONALD
10.7 ***********	AMENDMENT ESCROW AGREEMENT BY AND BETWEEN THE COMPANY, HERMAN H. PETTEGROVE, ESQ. AND DR. GREGORY MCDONALD, DVM
10.8 *************	AGREEMENT BY AND BETWEEN THE COMPANY AND RENOVOCYTE LLC
10.9	8% ASHER NOTE $42,500
10.10	8% ASHER NOTE $37,500
10.11	8% ASHER NOTE $35,000
10.12	8% ASHER NOTE $32,500

* Incorporated by reference to Exhibit 10.1 of Form 8-K dated October 27, 2010
** Incorporated by reference to Exhibit 14.1 of Form 10-K dated November 11, 2009
*** Incorporated by reference to Exhibit 10.1 of Form 10-K dated November 11, 2009
****Incorporated by reference to Exhibit 3(i) of Company’s S-1 filed November 4, 2008
*****Incorporated by reference to Exhibit 3(ii) of Company’s S-1 filed November 4, 2008
******Incorporated by reference to Exhibit 3 (i)(2) of Company’s 8-K filed July 10, 2009
******* Incorporated by reference to Exhibit 10.1 of Company’s 8-K filed December 27, 2010
******** Incorporated by reference to Exhibit 10.2 of Company’s 8-K filed December 27, 2010
********* Incorporated by reference to Exhibit 10.3 of Company’s 8-K filed December 27, 2010
********** Incorporated by reference to Exhibit 10.4 of Company’s 8-K filed December 27, 2010
*********** Incorporated by reference to Exhibit 10.6 of Company’s 8-K filed December 27, 2010
************* Incorporated by reference to Exhibit 3(i) of Company’s 8-K filed June 10, 2011
************* Incorporated by reference to Exhibit 10.01 of Company’s 8-K filed October 24, 2011
************** Incorporated by reference to Exhibit 10.1 of Company’s 10K for the year ended August 31, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer
Date: November 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 2, 2011.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman of the Board of Directors, Chief Executive Officer, Acting Chief Financial Officer
Date: November 2, 2011