Form 10-Q
period 2011-11-30
ENTEST BIOMEDICAL, INC.
filed 2012-01-11
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-154989

ENTEST BIOMEDICAL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-3431263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Spring Street, St 304, La Mesa, California 91942

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 30, 2011 there were 23,543,817  shares of common stock were issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [   ]   No [X]

Transitional Small Business Disclosure Format (Check One) Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

Entest Biomedical, Inc.

(A Development Stage Company)

Consolidated Balance Sheet

	Quarter ended	Year ended
	November 30,	August 31,
	2011	2011
	(unaudited)
ASSETS
Current Assets
Cash	$ 13,651	$ 43,901
Trade accounts receivable, less allowance for uncollectable
accounts of $0 and $0 at November 30, 2011 and
August 31, 2011 respectively	2,268	3,135
Inventory	7,986	7,986
Due from Affiliate	59,500	-
Current Portion of Prepaid Expenses	13,000	62,200
Employee Receivable	4,349	4,349
Total Current Assets	100,754	121,571

Property & Equipment (Net of Accumulated Depreciation)	15,197	17,293
Goodwill	405,000	405,000
Rights to Future Revenue	700,000	-
Intangible Assets (Net of Accumulated Amortization)	1,634	1,828

Long Term Assets
Non Current Portion of Prepaid Expenses	-	10,300
Total Long Term Assets	-	10,300

TOTAL ASSETS	1,222,585	555,992

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	39,472	$ 27,564
Notes Payable	200,529	159,911
Convertible notes payable, net of discount	103,791	42,430
Due to Affiliate	8,000	8,000
Accrued Expenses	96,954	67,206
Total Current Liabilities	448,746	305,111

Long Term Liabilities
Notes Payable	56,250	79,143
Total Long Term Liabilities	56,250	79,143

TOTAL LIABILITIES	504,996	384,254

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 70,000,000 shares
authorized, 23,543,817 and 20,840,501 shares issued and
outstanding as of November 30, 2011 and August 31, 2011	23,540	20,838
Preferred Stock , $0.001 par value 5,000,000 shares authorized,
0 shares issued and outstanding as of November 30 and August 31, 2011	-	-
Series AA Preferred Stock, $0.001 par value 100,000 shares authorized,
5,000 shares issued and outstanding at November 30, 2011 and
as of August 31, 2011	5	5
Additional Paid in Capital	2,358,845	1,619,330
Contributed Capital	274,162	274,162
Accumulated Deficit	(1,938,963)	(1,742,597)

Total Stockholders' Equity	717,589	171,738

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 1,222,585	555,992

The Following Notes are an integral part of these Financial statements

Entest BioMedical, Inc.

(A Development Stage Company)

Consolidated Statement of Operations

	(unaudited)	(unaudited)	(unaudited)
			Period from
	Quarter	Quarter	Inception
	ended	ended	(Aug. 22, 2008)
	November	November	through
	30	30	November 30,
	2011	2010	2011
REVENUES
Revenues from Veterinary Services	$ 107,370	$ -	$ 456,511
Online Revenues	563	-	563
TOTAL REVENUE	107,933	-	457,074

Cost of Revenue	22,543	-	111,948
GROSS PROFIT	85,390	-	345,126

COSTS AND EXPENSES
Research and Development	5,798	51,286	145,794
Rent Costs	29,848	12,452	195,844
General and Administrative	128,567	149,954	1,370,626
Incorporation Costs	-	-	408
Consultant's Expenses	61,958	23,976	467,946
Miscellaneous Expenses	-	-	78
Total Costs and Expenses	226,171	237,668	2,180,696

OPERATING LOSS	(140,781)	(237,668)	(1,835,570)

OTHER INCOME AND EXPENSE
Other Income	12		111
Interest Expense	(7,102)	(5,858)	(38,581)
Interest Expense attributable to
amortization of discount	(48,495)		(64,923)
	(55,585)	(5,858)	(103,393)

LOSS BEFORE INCOME TAXES	(196,366)	(243,526)	(1,938,963)
Income Taxes

NET INCOME (LOSS)	$ (196,366)	$ (243,526)	(1,938,963)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE	($0.01)	($0.01)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	21,396,929	18,658,974

The Following Notes are an integral part of these Financial statements

Entest BioMedical, Inc.

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Unaudited)

	Quarter	Quarter	Period from
	ended	ended	Inception
	November	November	(Aug. 22, 2008)
	30	30	through
	2011	2010	November 30,
			2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (196,366)	$ (243,526)	$ (1,938,963)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued as Compensation to Employees			204,923
Stock issued as Compensation to Consultants	22,583		222,602
Change in operating assets and liabilities:
(Increase) Decrease in Trade Accounts Receivable	867		(2,268)
(Increase) Decrease in Inventory			(7,986)
(Increase) Decrease in Employee Receivable			(4,349)
Increase (Decrease) in Accounts Payable	11,908	5,099	39,475
(Increase) Decrease in Prepaid Expenses	59,500	(2,690)	(13,000)
(Increase) Decrease in Due from Affiliate	(59,500)		(59,500)
(Increase) Decrease in Deposits		(20,000)	-
Increase (Decrease) in Accrued Expenses	29,748	76,777	96,953
Net Cash Provided by (Used in) Operating Activities	(131,260)	(184,340)	(1,462,113)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Property and equipment
additions (net)	2,096		(15,197)

CASH FLOWS FROM FINANCING ACTIVITIES
(Increase) Decrease in Goodwill from acquisition			(405,000)
Stock issued in Payment of Debt	134		914
Increase (Decrease) in Common stock issued for cash		2,000	3,717
(Increase) Decrease in Intangible Assets (net)	194		(1,634)
Increase (Decrease) in Common stock issued for expenses		55	55
Increase (Decrease) in Due to Affiliate		10,000	8,000
Increase (Decrease) in Due to Shareholder		100,000	-
Increase (Decrease) in Notes Payable	79,086	12,566	360,571
Increase (Decrease) in Contributed Capital			274,161
Increase (Decrease) in Additional paid in Capital	19,500	160,345	1,250,180
Net Cash Provided by Financing Activities	98,914	284,966	1,490,964

Net Increase in Cash	(30,250)	100,626	13,654

Cash at Beginning of Period	43,901	209	-

Cash at End of Period	$ 13,651	$ 100,835	$ 13,651

SUPPLEMENTAL INFORMATION

Cash paid for interest	$ -	$ -	$ -
Cash Paid for taxes	$ -	$ -	$ -

Non-cash transactions
Stock issued for rights to future revenue	$ 700,000	$ -	$ 700,000

The Following Notes are an integral part of these Financial statements

Entest BioMedical, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

As of November 30, 2011

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended August 31, 2011 and notes thereto included in the Company's 10-K annual report.  The Company follows the same accounting policies in the preparation of interim reports.

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

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s financial instruments as of November 30 , 2011 consisted of $200,529 of Notes Payable, $103,791 of Convertible Notes payable (net of discount), $8,000 due to TheraCyte, Inc, and $4,349 of Employee Receivables.  The fair value of all of the Company’s financial instruments as of  November 30, 2011 were valued according to the Level 2 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

Between September 1, 2011 and November 30, 2011 , David R. Koos the Company’s Chairman and Chief Executive Officer, made loans to the Company totaling $8,400. These loans are due and payable at the demand of David R. Koos and bear simple interest at a rate of 15% per annum.

As of November 30, 2011 the Company remains personally indebted to David R. Koos in the principal amount of $37,361. These loans are due and payable at the demand of David R. Koos and bear simple interest at a rate of 15% per annum.

As of November 30, 2011 Bio Matrix Scientific Group, Inc.(“BMSN”), a majority shareholder of the Company , is indebted to the Company in the amount of $59,500. This amount is non interest bearing and is due at the demand of the Company.

NOTE 5.  INCOME TAXES

As of November 30, 2011

Deferred tax assets:
Net operating tax carry forwards	$683,413
Other	-0-
Gross deferred tax assets	683,413
Valuation allowance	(683,413)

Net deferred tax assets	$-0-

As of  November 30, 2011 the Company has a Deferred Tax Asset of $683,413 completely attributable to net operating loss carry forwards of approximately $1,952,610 (which expire 20 years from the date the loss was incurred) consisting of:

(a)	$ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc, a California corporation, and
(b)	$ 1,938,963 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 6.  COMMITMENTS AND CONTINGENCIES

On June 15, 2009, the Company entered into an agreement with BMSN  whereby the Company has agreed to sublease approximately 3,000 square feet of office space from BMSN for 36 months commencing on June 30, 2009 and ending on June 30, 2012 for consideration consisting of monthly rental payments of $4,100 per month. the Company. currently pays monthly rent of $4,176 directly to the owner of the property  for the term indicated and rent prepaid to BMSN is carried as a receivable due to the Company.

This property is utilized as office space. The Company believes that the foregoing property is adequate to meet its current needs. While it is anticipated that the Company will require access to laboratory facilities in the future, the Company believes that access to such facilities are available from a variety of sources.

On January 4, 2011, as part of the asset purchase agreement with the Company and Gregory McDonald  and  Pet Pointers, Inc., the Company pays on behalf of Gregory McDonald and Pet Pointers monthly rent of $7,526  to Anthony Marinelli for the terms indicated in the Gregory McDonald / Pet Pointers lease.  These payments are not obligations of the Company but, are payments the Company agreed to make on behalf of Gregory McDonald and Pet Pointers as part of the Asset Purchase Agreement.

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

There were no other legal proceedings against the Company with respect to matters arising in the ordinary course of business. The Company is not involved in any other litigation either as plaintiffs or defendants, and has no knowledge of any threatened or pending litigation against the Company.

Commitments

	2011	2012	2013	2014	2015
Office lease	$50,112	$25,056	$-	$-	$-
Veterinary clinic lease	89,376	45,456	-	-	-
Marinelli Note	18,000	18,000	18,000	18,000	18,000
IRS installment agreement	5,100	5,100	5,100	5,100	5,100
FTB installment agreement	4,800	4,800	4,800	4,800	4,800
TOTAL	$167,388	$98,412	$27,900	$27,900	$27,900

NOTE 7.  CONVERTIBLE NOTES

On May 20, 2011, the Company issued a convertible promissory note in the amount of $42,500 which was received May 26, 2011. The note bears an interest rate of eight percent (8%), matures on February 23, 2012 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a forty two percent (42%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date. The issuance of the note amounted in a beneficial conversion feature of $16,398 which  has been  amortized under the Interest Method. As of November 30, 2011 $12,000 of the principal amount due has been converted into $134,983 shares of the common stock of the Company.

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

On August 29, 2011, the Company issued a convertible promissory note (the “Third  Note”) in the principal amount of $ $35,000. The Third Note, which matures May 25, 2012, bears interest at the rate of 8% per annum. At any time after 180 days from the execution of the Third Note, the Third Note is convertible into shares of the Company’s common stock at the election of Asher at a conversion price equal to a 45% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. The issuance of the note amounted in a beneficial conversion feature of $35,000  which  is  amortized under the Interest Method.

On October 25, 2011, the Company issued a convertible promissory note in the amount of $32,500. The note bears an interest rate of eight percent (8%), matures on July 27, 2012 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a fifty two percent (52%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date. The issuance of the note amounted in a beneficial conversion feature of $7,634 which is amortized under the Interest Method

NOTE 8.  STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2011:

Common Stock:

$0.001 par value, 70,000,000 shares authorized 23,543, 817 shares issued and outstanding as of  November 30, 2011.

Preferred Stock:

$0.001 par value 5,000,000 shares authorized of 100,000 shares authorized is authorized as Series AA Preferred Stock, $001 par value of which 5,000 shares are issued and outstanding  as of  November 30,  2011.

NOTE 9.  STOCK TRANSACTIONS

On October 7, 2011 the Company issued 50,000 shares of common stock for services valued at $18,000.

On November 11, 2011 the Company issued 2,500,000 shares of common stock in connection with rights to receive future revenues of a Utah veterinary clinic

On November 22, 2011 the Company issued 18,333 shares of common stock for services valued at $4,583.

On November 28, 2011 the Company issued 134,983 shares of common stock in satisfaction of $12,000 principal amount of Convertible Notes Payable.

NOTE 10.  SUBSEQUENT EVENTS.

On December 12, 2011 the Company issued 258,824 shares of common stock in satisfaction of $11,000 principal amount of Convertible Notes Payable

On December 19, 2011 the Company issued 338,983  shares of common stock in satisfaction of $12,000  principal amount of Convertible Notes Payable

On December 26, 2011 an employee of the Company consented to the cancellation of 15,000 common shares previously issued as compensation.

On December 29, 2011 75,000 common shares previously issued to the company’s former Chief Financial Officer were returned for cancellation by the Company. Of that amount 40,000 are subject to forfeiture and are canceled pursuant to those forfeiture provisions at the company’s option and the company’s former Chief Financial Officer has consented to cancellation of the remaining 35,000 common shares.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10K for the year ended August 31, 2011. All references to” We”, “Us”, “Company” or the “Company” refer to Entest BioMedical, Inc.

Material Changes in Financial Condition

As of November 30, 2011, we had Cash on Hand of $13,651 and as of August 31, 2011 we had Cash on Hand of $43,901.

The decrease in Cash on Hand of approximately 68 %  is primarily attributable to expenses  incurred by the Company in the operation of its business primarily offset by funds received by the Company as a result of increased net borrowings.

 As of November 30, 2011, we had Trade Accounts Receivable of $2,268  and as of August 31, 2011 we had Trade Accounts Receivable of $3,135.

The decrease in Trade Accounts Receivable of approximately 27% is attributable to successful collection of $867  of delinquent payments due from a client of the McDonald Animal Hospital.

As of November 30, 2011 we had Due from an Affiliate of $59,500 and as of August 31, 2011 we had Due from an Affiliate of $0.

The increase in Due from an Affiliate is attributable to the reclassification of $59,500 of rental expenses prepaid to a shareholder of the Company to a  non interest bearing liability of the shareholder  due at the demand of the Company.

As of November 30, 2011 we had Prepaid Expenses of  $13,000  and as of August 31, 2011 we had Prepaid Expenses of $72,500.

The decrease in Prepaid Expenses of approximately 82% is primarily attributable to the reclassification of $59,500 of rental expenses prepaid to a shareholder of the Company to a  non interest bearing liability of the shareholder  due at the demand of the Company.

As of November 30, 2011 we had Property & Equipment (Net of Accumulated Depreciation) of $15,197 and as of August 31, 2011 we had Property & Equipment (Net of Accumulated Depreciation) of $ 17,293.

The decrease in Property & Equipment (Net of Accumulated Depreciation) of approximately 12% was due to depreciation expense recognized over the course of the quarter.

As of November 30, 2011 we had Rights to Future Revenue of $700,000 and as of August 31, 2011 we had Rights to Future Revenue of $-0-.

The increase in Rights to Future Revenue is attributable to an agreement entered into by and between the Company and Titterington Veterinary Services, Inc (“Seller”), Dr. Ronald Titterington, DVM (“Titterington”) and Dr. Kathy Snell, DVM (“Snell”) to purchase:

1. All rights currently held by either of Seller, Titterington or Snell to the trade name “EMERALD VALLEY PET MEDICAL CENTER

2. Customer Lists of the Seller.

3. Any and all unencumbered intellectual property utilized in the operation of the business of the Seller

4. The obligation of Titterington to act as Veterinary Manager of the Seller, not to transfer ownership of the Seller,  and continue to operate the business of the Seller  for a term of seven years from the execution of this Agreement  (“Titterington  Covenant”).

5. 97% of all revenue received by the Seller as a result of the operation of its business during the term of the Titterington Covenant (“Buyer Revenue Share”)

6. The obligation of Titterington and the Seller, at the request of the Buyer, to assist and participate in the Company’s  biotechnology research and development  activities to the extent permitted by applicable law during the term of the Titterington Covenant (Titterington Research Obligations) subject to mutually agreeable additional compensation.

Consideration for the assets purchased, Titterington Covent, Buyer Revenue Share and Titterington Research Obligations was:

The issuance to Titterington of 2,500,000 common shares of the Company valued as of the closing price of the last trading day immediately prior to issuance.

The execution by the Company and Red Otter LLC of  a  Lease Agreement (“Buyer Lease”) by and between Red Otter LLC and the Company

The obligation of the Company  to directly pay (in regards to expenses incurred in connection with the Buyer Lease) or reimburse the Seller for certain  expenses (“Buyer Expense Obligation”) over the term of the Titterington Covenant.

The obligation of the Company to issue to Titterington that number of its common shares, valued as of the closing price of the last trading day immediately prior to issuance, which shall equal fifty percent of the Buyer Revenue Share less the Buyer Expense Obligation (“Bonus Shares”).  In any month where Bonus Shares are owed to Titterington and Buyer Revenue Share exceeded Buyer Expense Obligation in the month immediately preceding, Titterington may elect to receive a bonus in cash (“Bonus Cash”).

·

The making available to the Seller all assets purchased (“Assets”)  and the property which is subject of the Buyer Lease for utilization in the operation of the Seller’s business over the course of the Titterington Covenant

As of November 30, 2011, we had Intangible Assets (Net of Accumulated Amortization) of $1,634 and as of August 31, 2011 we had Intangible Assets (Net of Accumulated Amortization) of $1,828.

The decrease in Intangible Assets (Net of Accumulated Amortization) of approximately 11% is attributable to recognition of amortization for the period.

As of November 30, 2011 we had Accounts Payable of $39,472 and as of August 31, 2011 we had Accounts Payable of $27,564.

The increase in Accounts Payable of approximately 43% is primarily attributable to decreases in outstanding obligations of the Company incurred in the course of business.

As of November 30, 2011 we had Notes Payable of $256,779 and as of August 31, 2011 we had Notes Payable of $239,054.

The increase in Notes Payable of approximately 7% is primarily attributable to approximately $23,700 received by the Company as a result of additional borrowings during the period offset by principal payments of $5,975 on existing Notes Payable.

As of November 30, 2011 we had Convertible Notes Payable (net of unamortized discount)  of $103,791 and as of August 31, 2011 we had Convertible Notes Payable (net of unamortized discount)  of $42,430.

 The increase in Convertible Notes Payable (net of unamortized discount) of 144% is attributable to :

The issuance of a convertible promissory note in the principal amount of $ $35,000 on August 29, 2011

The issuance of a convertible promissory note in the amount of $32,500 on October 25, 2011.

The recognition of $48,495 in interest expense attributable to amortization of beneficial conversion features on Convertible Notes issued.

Offset by:

The satisfaction of $16,583 of principal indebtedness of Convertible Notes through the issuance of 153,316 of the Company’s common shares.

As of November 30, 2011 we had Accrued Expenses of $96,954 and as of August 31, 2011 we had Accrued Expenses of $67,206.

The increase in Accrued Expenses of approximately 44%  is primarily attributable to the accrual of $7,102 of interest expense over the course of the quarter, the accrual of $25,500 of salaries accrued but unpaid over the course of the quarter offset by a decrease of $2,854 of accrued payroll tax liabilities .

Material Changes in Results of Operations

Revenues were $107,933 for the three months ended November 30, 2011 and -0- for the three months ended November 30, 2010.  Net losses were $196,366 for the three months ended November 30, 2011 and $243,526 for the same period ended 2010.

The decrease in Net Losses of approximately 30% is primarily attributable to revenues provide by the McDonald Animal Hospital and decreases in research and development expenses and general and administrative expenses offset by increases in rental expenses, consulting expenses, interest expenses and cost of revenue.

Liquidity and Capital Resources

As of  November 30, 2011 we had $13,651  cash on hand and current liabilities of $448,746 (exclusive of convertible debt discount attributable to a beneficial conversion feature) such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable, Amounts due to Affiliates / Others and Accrued Expenses.

We feel we will not be able to satisfy its cash requirements over the next twelve months and shall be required to seek additional financing.

We currently plan to raise additional funds primarily by obtaining governmental and non-governmental grants , offering securities for cash and acquiring existing veterinary  clinics with the ability to generate cash flow to fund operations.

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

On October 25, 2011, the Company issued a convertible promissory note in the amount of $32,500. The note bears an interest rate of eight percent (8%), matures on July 27, 2012 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a fifty two percent (52%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date. The issuance of the note amounted in a beneficial conversion feature of $7,634  which  is  amortized under the Interest Method.

On November 4, 2011 the Company entered into an agreement (“Agreement”) with Titterington Veterinary Services, Inc (“Seller”), Dr. Ronald Titterington, DVM (“Titterington”) and Dr. Kathy Snell, DVM (“Snell”) to purchase:

1. All rights currently held by either of Seller, Titterington or Snell to the trade name “EMERALD VALLEY PET MEDICAL CENTER

2. Customer Lists of the Seller.

3. Any and all unencumbered intellectual property utilized in the operation of the business of the Seller

4. The obligation of Titterington to act as Veterinary Manager of the Seller, not to transfer ownership of the Seller,  and continue to operate the business of the Seller  for a term of seven years from the execution of this Agreement  (“Titterington  Covenant”).

5. 97% of all revenue received by the Seller as a result of the operation of its business during the term of the Titterington Covenant (“Buyer Revenue Share”)

6. The obligation of Titterington and the Seller, at the request of the Buyer, to assist and participate in the Company’s  biotechnology research and development  activities to the extent permitted by applicable law during the term of the Titterington Covenant (Titterington Research Obligations) subject to mutually agreeable additional compensation.

Consideration for the assets purchased, Titterington Covent, Buyer Revenue Share and Titterington Research Obligations was:

a)

The issuance to Titterington of 2,500,000 of the common shares of the Company  (“Purchase Shares”) valued as of the closing price of the last trading day immediately prior to issuance·

b)

The execution by the Company and Red Otter LLC of  a  Lease Agreement (“Buyer Lease”) by and between Red Otter LLC and the Company·

c)

The obligation of the Company  to directly pay (in regards to expenses incurred in connection with the Buyer Lease) or reimburse the Seller for certain  expenses (“Buyer Expense Obligation”) over the term of the Titterington Covenant.·

d)

The obligation of the Company to issue to Titterington that number of its common shares, valued as of the closing price of the last trading day immediately prior to issuance, which shall equal fifty percent of the Buyer Revenue Share less the Buyer Expense Obligation (“Bonus Shares”).  In any month where Bonus Shares are owed to Titterington and Buyer Revenue Share exceeded Buyer Expense Obligation in the month immediately preceding, Titterington may elect to receive a bonus in cash (“Bonus Cash”).

e)

The making available to the Seller all assets purchased (“Assets”)  and the property which is subject of the Buyer Lease for utilization in the operation of the Seller’s business over the course of the Titterington Covenant

Pursuant to the Agreement:

Any and all obligations of the Company pursuant to (c) (d) and (e) listed above and any obligations of the Company pursuant to the Buyer Lease shall immediately terminate, at the option of the Company, if:

1.Over any three month period the Buyer Expense Obligations exceed the Buyer Revenue Share by 10%,

2.Over any one month period the Buyer Expense Obligations exceed the Buyer Revenue Share by 25%,

3.The Titterington Covenant is breached or

4.The Seller become the subject of a bankruptcy, receivership, conservatorship or insolvency proceeding

Pursuant to the Agreement:

Any and all obligations of the Seller, Titterington or Snell to the Company pursuant to the Agreement shall immediately terminate, at the option of Titterington on behalf of himself and all other selling parties, if:

1.Any Buyer Expense Obligation remains unpaid or not reimbursed  thirty days after  the date such expenses were  due to be paid or reimbursed pursuant to this Agreement and such breach is not cured within thirty days of written notice of such breach to the Company  by Titterington.

2.Any Bonus Shares or Bonus Cash required to be issued pursuant to this Agreement are not issued within thirty days of the date such Bonus Shares or Bonus Cash were required to be issued provided written demand for such Bonus Shares or Bonus Cash has been made to  the Company  by Titterington.

3.The Company fails to make available to the Seller for utilization in the operation of the Seller’s business over the course of the Titterington Covenant the Assets and the property which is subject of the Buyer Lease and such breach is not cured within thirty days of written notice of such breach to the Company by Titterington.

Pursuant to the Agreement:

Purchase Shares issued to Titterington are subject to the following restrictions:

In the event that the Company’s  obligations pursuant to the Agreement are terminated within a period of six calendar months from the execution of the Agreement as a result of the Buyer Expense Obligations exceeding  the Buyer Revenue Share by 10%, over any three month period, the Buyer Expense Obligations exceeding  the Buyer Revenue Share by 25%, over any one month period, the Titterington Covenant being breached or the Seller becoming  the subject of a bankruptcy, receivership, conservatorship or insolvency proceeding, the Purchase Shares shall be forfeited by Titterington  and ownership of the Purchase Shares shall be transferred back to the Company

Purchase Shares may not be sold, transferred, assigned, pledged or otherwise encumbered or disposed of by Titterington (“ Transfer Restriction”) except as follows:

Beginning upon the seventh calendar month subsequent to the execution of this Agreement, Titterington may sell each month either 1/84 of the original number of shares issued to Titterington, or that number of shares per calendar month valued as of the closing price of the last trading day immediately prior to issuance which shall equal  $8,333, whichever is greater.

Pursuant to the Agreement:

With the exception of issuance of Purchase Shares, the terms of the Agreement shall automatically renew for a period of an additional seven years unless either of Company or Titterington shall have given written notice to the other of his desire not to renew.

On January 4, 2011 the Company issued a convertible promissory note dated December 19, 2011 in the amount of $37,500. The note bears an interest rate of eight percent (8%), matures on September 21, 2012 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a fifty two percent (52%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on September  1, 2011 and ending November 30, 2011, both the Company's Principal Executive Officer and Principal Financial Officer have determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

On October 7, 2011 the Company issued 50,000 shares of common stock (“Shares”) for services.

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

On November 11, 2011 the Company issued 2,500,000 shares of common stock (“Shares”) in connection with rights to receive future revenues of a Utah veterinary clinic.

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

On November 22, 2011 the Company issued 18,333 shares of common stock (“Shares”) for services. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On November 28, 2011 the Company issued 134,983 shares of common stock (“Shares”) in satisfaction of $12,000 principal amount of Convertible Notes Payable.

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

On December 12, 2011 the Company issued 258,824 shares of common stock (“Shares”) in satisfaction of $11,000 principal amount of Convertible Notes Payable

The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On December 19, 2011 the Company issued 338,983 shares of common stock (“Shares”) in satisfaction of $12,000  principal amount of Convertible Notes Payable

The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

None.

Item 5. Other Information

On January 4, 2011 the Company issued a convertible promissory note dated December 19, 2011 in the amount of $37,500. The note bears an interest rate of eight percent (8%), matures on September 21, 2012 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a fifty two percent (52%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date..

Item 6. Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

10.1	8% Convertible Note in the Amount of $37,500

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.
a Nevada corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Date: January 10, 2012