Form 10-Q
period 2012-02-29
ENTEST BIOMEDICAL, INC.
filed 2012-03-28
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 21, 2012 there were 32, 991,886 shares of common stock were issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [   ]   No [X]

Transitional Small Business Disclosure Format (Check One) Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

Entest Biomedical, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
	As of	As of
	February 29, 2012	August 31,
		2011
	(Unaudited)
ASSETS
Current Assets
Cash	$87,921	$43,901
Trade accounts receivable, less allowance for uncollectable accounts
of $0 and $0 at February 29, 2012 and August 31, 2011 respectively	2,268	3,135
Inventory	7,986	7,986
Due from Affiliate	59,740	-
Current Portion of Prepaid Expenses	13,000	62,200
Employee Receivable	4,349	4,349
Total Current Assets	175,264	121,571

Property & Equipment (Net of Accumulated Depreciation)	13,100	17,293
Goodwill	405,000	405,000
Intangible Assets (Net of Accumulated Amortization)	1,439	1,828

Long Term Assets
Non Current Portion of Prepaid Expenses	-	10,300
Total Long Term Assets		10,300

TOTAL ASSETS	$594,803	$555,992

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$77,797	$27,564
Notes Payable	214,243	159,911
Convertible notes payable, net of discount	206,494	42,430
Due to Affiliate/Others	8,000	8,000
Accrued Expenses	64,535	67,206
Total Current Liabilities	571,069	305,111

Long Term Liabilities
Notes Payable	43,211	79,143
Total Long Term Liabilities	43,211	79,143

TOTAL LIABILITIES	614,280	384,254

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 500,000,000 shares
authorized, 25,782, 996 and 20,840,501 shares issued and
outstanding as of February 29, 2012 and August 31, 2011	25,782	20,838
Preferred Stock , $0.001 par value 5,000,000 shares authorized,
0 shares issued and outstanding as of February 29 2012 and August 31, 2011	-	-
Series AA Preferred Stock, $0.001 par value 100,000 shares authorized,
5,000 shares issued and outstanding at February 29, 2012 and
as of August 31, 2011	5	5
Additional Paid in Capital	2,505,826	1,619,330
Contributed Capital	274,162	274,162
Accumulated Deficit	(2,825,252)	(1,742,597)

Total Stockholders' Equity	(19,477)	171,738

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$594,803	$555,992

The Accompanying Notes are an Integral Part of these financial statements.

Entest BioMedical, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

					For the period
	For the		For the		from Inception
	Three Months Ended		Six Months Ended		(Aug. 22, 2008)
					through
	February 29 2012	February 28 2011	February 29 2012	February 28 2011	February 29, 2012

REVENUES
Revenues from Veterinary Services	$101,334	$84,803	$208,704	$84,803	$557,845
Online Revenues	2,930		3,493		3,493
TOTAL REVENUE	104,264	84,803	212,197	84,803	561,338

Cost of Revenue	26,313	14,492	48,856	14,492	138,261
GROSS PROFIT	77,951	70,311	163,341	70,311	423,077

COSTS AND EXPENSES
Research and Development		42,502	5,798	93,788	145,794
Rent Costs	48,988	27,168	78,836	39,620	244,832
General and Administrative	156,859	270,831	285,426	420,785	1,527,485
Incorporation Costs					408
Consultant's Expenses	91,462	62,883	153,420	86,859	559,408
Miscellaneous Expenses					78
Total Costs and Expenses	297,309	403,384	523,480	641,052	2,478,005

OPERATING LOSS	(219,358)	(333,073)	(360,139)	(570,741)	(2,054,928)

OTHER INCOME AND EXPENSE
Other Income	86,750	2	86,762	2	86,861
Income generated from revenue Share Agreement	187,699		187,699		187,699
Expenses incurred from Revenue Share Agreement	(130,054)		(130,054)		(130,054)
Loss on Impairment of intangible Assets	(683,333)		(683,333)		(683,333)
Interest Expense	(8,375)	(8,401)	(15,477)	(14,259)	(46,956)
Interest Expense attributable to
amortization of discount	(119,618)		(168,113)		(184,541)
TOTAL OTHER INCOME AND EXPENSE	(666,931)	(8,399)	(722,516)	(14,257)	(770,324)

LOSS BEFORE INCOME TAXES	(886,289)	(341,471)	(1,082,655)	(584,997)	(2,825,252)
Income Taxes	-	-	-	-	-

NET INCOME (LOSS)	$(886,289)	$(341,471)	$(1,082,655)	$(584,997)	$(2,825,252)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE	$(0.04)	$(0.02)	$(0.05)	$(0.03)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	24,373,484	19,794,710	22,883,784	19,233,704

The Accompanying Notes are an Integral Part of these financial statements.

Entest BioMedical, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

			Period from
			Inception
	For the		(Aug. 22, 2008)
	Six Months Ended		through
			February 29,
	February 29,2012	February 28,2011	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,082,655)	$(584,997)	$(2,825,252)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued as Compensation to Employees		146	204,923
Stock issued as Compensation to Consultants	83,501	19	283,520
Change in operating assets and liabilities:
(Increase) Decrease in Trade Accounts Receivable	867	(3,610)	(2,268)
(Increase) Decrease in Inventory		(24,045)	(7,986)
(Increase) Decrease in Employee Receivable		1,373	(4,349)
Increase (Decrease) in Accounts Payable	50,233	8,733	77,797
(Increase)Decrease in Due from Other		(5,155)
(Increase) Decrease in Prepaid Expenses	59,500	(5,900)	(13,000)
(Increase) Decrease in Due from Affiliate	(59,740)		(59,740)
(Increase) Decrease in Deposits		(4,286)	0
Increase(Decrease) in amortization of intangibles	16,667		16,667
Increase (Decrease) in Accrued Expenses	(2,671)	159,541	64,534
(Increase)Decrease on gain realized on cancellation of stock	(86,750)		(86,750)
Increase(Decrease) in Loss on Impairment of Intangible Assets	683,333		683,333
Net Cash Provided by (Used in) Operating Activities	(337,715)	(458,304)	(1,668,571)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Property and equipment
additions (net)	4,193	(19,568)	(13,100)
Net cash Provided by (Used in) Investing Activities	4,193	(19,568)	(13,100)

CASH FLOWS FROM FINANCING ACTIVITIES
(Increase) Decrease in Goodwill from acquisition		(405,000)	(405,000)
Stock issued in Payment of Debt	2,261		3,041
Increase (Decrease) in Common stock issued for cash		2,200	3,717
(Increase) Decrease in Intangible Assets (net)	389	2,218	(1,439)
Increase (Decrease) in Common stock issued for expenses		55	55
Increase (Decrease) in Due to Affiliate		64,649	8,000
Increase (Decrease) in Due to Shareholder
Increase (Decrease) in Notes Payable	182,463	186,376	463,948
Increase (Decrease) in Contributed Capital			274,161
Increase (Decrease) in Additional paid in Capital	192,429	644,372	1,423,109
Net Cash Provided by Financing Activities	377,542	494,870	1,769,592

Net Increase in Cash	44,020	12,562	87,921

Cash at Beginning of Period	43,901	209	0

Cash at End of Period	$87,921	$12,771	$87,921

SUPPLEMENTAL INFORMATION

Non-cash transactions
Stock issued for rights to future revenue	$700,000

The Accompanying Notes are an Integral Part of these financial statements.

Entest BioMedical, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

As of February 29, 2012

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

Level 1:  Quoted prices in active markets for identical assets or liabilities

Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments as of February 29, 2012 consisted of $214,243 of Notes Payable, $206,494 of Convertible Notes payable (net of discount), $8,000 due to TheraCyte, Inc, $4,349 of Employee Receivables and $59,740 due to the Company from Bio Matrix Scientific Group, Inc.  The fair value of all of the Company’s financial instruments as of February 29, 2012 were valued according to the Level 2 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company

H. INCOME TAXES

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

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." This update was amended in December 2011 by ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This update defers only those changes in update 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU No. 2011-05 and 2011-12 are effective for fiscal years (including interim periods) beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

NOTE 5.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,825,252 during the period from August 22, 2008 (inception) through February 29, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds primarily by offering securities for cash. Management has raised $65,000 net of legal expenses in the six months ended February 29, 2012 through the issuance of convertible notes. The Company has also raised $76,500 from net borrowings during the six month ended February 29, 2012.

On February 27, 2012,   the Company entered into an Equity Purchase Agreement (the "Purchase Agreement") and Registration Rights Agreement (the "Rights Agreement") with Southridge Partners II, LP, a Delaware limited partnership ("Southridge").

Under the terms of the Purchase Agreement, Southridge will purchase, at the Company's election, up to $10,000,000 of the Company's registered common stock (the "Shares"). During the term of the Purchase Agreement, the Company may at any time deliver a "put notice" to Southridge thereby requiring Southridge to purchase a certain dollar amount of the Shares. Simultaneous with the delivery of such Shares, Southridge shall deliver payment for the Shares. Subject to certain restrictions, the purchase price for the Shares shall be equal to 91% of the average of the two lowest Closing Prices during the Valuation Period as such capitalized terms are defined in the Agreement.

The number of Shares sold to Southridge shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Southridge, would result in Southridge owning more than 9.99% of all of the Company's common stock then outstanding. Additionally, Southridge may not execute any short sales of the Company's common stock.

The Agreement shall terminate (i) on the date on which Southridge shall have purchased Shares pursuant to this Agreement for an aggregate Purchase Price of $10,000,000, or (ii) on the date occurring 24 months from the date on which the Agreement was executed and delivered by the Company and Southridge.

Under the terms of the Rights Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission with respect to the Shares within 90 days of February 27, 2012. The Company is obligated to keep such registration statement effective until (i) three months after the last closing of a sale of Shares under the Purchase Agreement, (ii) the date when Southridge may sell all the Shares under Rule 144 without volume limitations, or (iii) the date Southridge no longer owns any of the Shares.

There is no guarantee that the Company will be able to raise additional capital through offerings.

NOTE 6.  RELATED PARTY TRANSACTIONS

Between  December 1, 2011 and February 29, 2012  David R. Koos the Company’s Chairman and Chief Executive Officer, made loans to the Company totaling $5,150. These loans are due and payable at the demand of David R. Koos and bear simple interest at a rate of 15% per annum.

As of February 29, 2012 the Company remains personally indebted to David R. Koos in the principal amount of $16,555. These loans are due and payable at the demand of David R. Koos and bear simple interest at a rate of 15% per annum.

As of February 29, 2012 Bio-Matrix Scientific Group, Inc. (“BMSN”)  , a majority shareholder of the Company, is indebted to the Company in the amount of $59,740. This amount is non interest bearing and is due at the demand of the Company.

NOTE 7. -   INCOME TAXES

As of February 29, 2012

Deferred tax assets:
Net operating tax carry forwards	$993,614
Other	-0-
Gross deferred tax assets	993,614
Valuation allowance	(993,614)

Net deferred tax assets	$-0-

As of  February 29,2012  the Company has a Deferred Tax Asset of $993,614 completely attributable to net operating loss carry forwards of approximately $2,838,899  (which expire 20 years from the date the loss was incurred) consisting of:

(a)	$ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc, a California corporation, and
(b)	$ 2,825,252 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 8.  COMMITMENTS AND CONTINGENCIES

On November 1, 2011, the Company entered into an agreement to lease approximately 2,320 square feet of office space beginning December 1, 2011 for a period of five years.

Rent to be charged to the Company pursuant to the lease is as follows:

$2,996 per month for the period beginning December 1, 2011 and ending November 30, 2012

$3,116 per month for the period beginning December 1, 2012 and ending November 30, 2013

$3,241 per month for the period beginning December 1, 2013 and ending November 30, 2014

$3,371 per month for the period beginning December 1, 2014 and ending November 30, 2015

$3,506 per month for the period beginning December 1, 2015 and ending November 30, 2016

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

On February 3, 2011, a Complaint (“Complaint”) was filed in the U.S. District Court Middle District of the State of Pennsylvania against the Company, the Company’s Chairman and BMSN. by 18KT.TV LLC (“Plaintiffs”) seeking to recover general damages from the Company. in excess of $125,000. The Complaint alleges breach of contract and unjust enrichment relating to an investor relations contract executed by the Company and Craig Fischer (on behalf of 18KT.TV LLC). The Complaint also seeks similar damages from BMSN. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter. At this time, it is not possible to predict the ultimate outcome of these matters.

There were no other legal proceedings against the Company with respect to matters arising in the ordinary course of business. The Company is not involved in any other litigation either as plaintiffs or defendants, and has no knowledge of any threatened or pending litigation against the Company.

On February 27, 2012,   the Company entered into an Equity Purchase Agreement (the "Purchase Agreement") and Registration Rights Agreement (the "Rights Agreement") with Southridge Partners II, LP, a Delaware limited partnership ("Southridge").

Under the terms of the Purchase Agreement, Southridge will purchase, at the Company's election, up to $10,000,000 of the Company's registered common stock (the "Shares"). During the term of the Purchase Agreement, the Company may at any time deliver a "put notice" to Southridge thereby requiring Southridge to purchase a certain dollar amount of the Shares. Simultaneous with the delivery of such Shares, Southridge shall deliver payment for the Shares. Subject to certain restrictions, the purchase price for the Shares shall be equal to 91% of the average of the two lowest Closing Prices during the Valuation Period as such capitalized terms are defined in the Agreement.

The number of Shares sold to Southridge shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Southridge, would result in Southridge owning more than 9.99% of all of the Company's common stock then outstanding. Additionally, Southridge may not execute any short sales of the Company's common stock.

The Agreement shall terminate (i) on the date on which Southridge shall have purchased Shares pursuant to this Agreement for an aggregate Purchase Price of $10,000,000, or (ii) on the date occurring 24 months from the date on which the Agreement was executed and delivered by the Company and Southridge.

Under the terms of the Rights Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission with respect to the Shares within 90 days of February 27, 2012. The Company is obligated to keep such registration statement effective until (i) three months after the last closing of a sale of Shares under the Purchase Agreement, (ii) the date when Southridge may sell all the Shares under Rule 144 without volume limitations, or (iii) the date Southridge no longer owns any of the Shares.

As a condition for the execution of this Agreement by the Southridge, the Company shall issue to Southridge shares of a newly designated preferred stock with a stated value of $50,000 (the “Preferred Stock. The Preferred Stock shall be convertible at the option of the Investor into shares of the Company’s common stock at a conversion price equal to seventy percent (70%) of the lowest Closing Price for the five (5) trading days immediately preceding a conversion notice.  The Preferred Stock shall have no registration rights.

The Company has also agreed to pay the following to Capital Path Securities LLC for acting as the Company’s exclusive advisor and placement agent in connection with the Agreement and Rights Agreement:

1)  The sum of $3,000 per month for two consecutive months

2)  A cash placement fee of 5% of funds received by the Company through the sale of Shares to Southridge as such funds are received by the Company

3)  3,000,000 shares of the Company’s common stock (“Placement Shares”). The company has agreed to register the Placement Shares under the Securities Act of 1933 at the same time and pursuant to the same registration statement as the Shares to be issued pursuant to the Agreement.

NOTE 9. CONVERTIBLE NOTES

On May 20, 2011, the Company issued a convertible promissory note in the amount of $42,500 which was received May 26, 2011. The note bears an interest rate of eight percent (8%), matures on February 23, 2012 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a forty two percent (42%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date. The issuance of the note amounted in a beneficial conversion feature of $16,398 which has been amortized under the Interest Method. As of February 29, 2012, $42,500 of the principal amount due and $1700 in accrued interest has been converted into 960,753 shares of the common stock of the Company.

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

On December 19, 2011, the Company issued a convertible promissory note in the amount of $37,500. The note bears an interest rate of eight percent (8%), matures on September 21, 2012 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a fifty two percent (52%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date. The issuance of the note amounted in a beneficial conversion feature of $37,500 which is amortized under the Interest Method.

On December 20, 2011 the Company amended the terms of $30,000 in existing debt as follows:

(a)

Due and payable December 31, 2012

(b)

Simple interest of 10% from December 20, 2011 to the date the debt is fully converted or paid in full

(c)

Convertible into the common stock of the Company at the option of the holder at a 50% discount from the average of the lowest three Trading Prices  for the common stock during the 10 trading day period ending one Trading Day prior to the date the conversion notice is sent by the holder. "Trading Price" means the closing bid price on the applicable trading market as reported by a reliable reporting service.

The amendment of the note amounted in a beneficial conversion feature of $16,153 which was fully amortized by February 29, 2012. The entire principal balance of the convertible note was converted into 1,249,975 shares of the common stock of the Company prior to February 29, 2012.

On February 28, 2012 the Company amended the terms of  $85,500 in existing principal indebtedness as well as 3,710  of interest accrued but unpaid to be as follows:

The aggregate indebtedness of $89,210 shall bear simple interest, be payable upon demand of the holder, and be convertible into the common shares of the company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg. The amendment of the note amounted in a beneficial conversion feature of $59,473 which was fully amortized by February 29, 2012.

NOTE 9. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 29, 2012:

Common Stock:

$0.001 par value, 500,000,000 shares authorized 25,782, 996 shares issued and outstanding as of February 29, 2012.

Preferred Stock:

$0.001 par value 5,000,000 shares authorized of 100,000 shares authorized is authorized as Series AA Preferred Stock , $001 par value of which 5,000 shares are issued and outstanding  as of  February 29, 2012  and 4,400,000 is authorized as Series B Preferred Stock of which no shares are issued and outstanding as of February 29, 2012. .

NOTE 10. STOCK TRANSACTIONS

On December 12, 2011 the Company issued 258,824 shares of common stock in satisfaction of $11,000 principal amount of Convertible Notes Payable

On December 19, 2011 the Company issued $338,983 shares of common stock in satisfaction of $12,000 principal amount of Convertible Notes Payable

On December 26, 2011 an employee of the Company consented to the cancellation of 15,000 common shares previously issued as compensation.

On December 29, 2011 75,000 common shares previously issued to the company’s former Chief Financial Officer were returned for cancellation by the Company. Of that amount 40,000 are subject to forfeiture and are cancelled pursuant to those forfeiture provisions at the company’s option and the company’s former Chief Financial Officer has consented to cancellation of the remaining 35,000 common shares.

On January 10, 2012 the Company issued 27,499 shares of common stock to a consultant in consideration of services rendered valued at $8,249

On January 27, 2012 the Company issued 279,635 shares of common stock in satisfaction of $7,500 principal amount of Convertible Notes Payable and $1,700 of accrued but unpaid interest on Convertible Notes Payable

On February 3, 2012 the Company issued 528,821 shares of common stock in satisfaction of $15,000 principal amount of Convertible Notes Payable.

On February 16, 2012 the Company issued 721,154 shares of common stock in satisfaction of $15,000 principal amount of Convertible Notes Payable.

On February 26, 2012 the Company issued 174,663 shares of common stock to a consultant in consideration of services rendered valued at $52,398

NOTE 11. SUBSEQUENT EVENTS.

On March 6, 2012 a dividend of 3, 201,397 shares of Series B Preferred Stock was paid to the Company’s common shareholders of record as of February 21, 2012.

On March 7, 2012 the Company issued 2,322,695 shares of common stock in satisfaction of $32,750 of Convertible Notes Payable.

On March 13, 2012 the Company amended Article 4 of the Company’s Articles of Incorporation to be and read as follows:

“4.           Authorized Shares:

The aggregate number of shares, which the corporation shall have authority to issue, shall consist of 500,000,000 shares of Common Stock having a $.001 par value, and 5,000,000 shares of Preferred Stock having a $.001 par value and 200,000 shares of Non Voting Convertible Preferred Stock having a $1.00 par value .

 Non Voting Convertible Preferred Stock shall convert at the option of the holder into shares of the corporation’s common stock at a conversion price equal to seventy percent (70%) of the lowest Closing Price for the five (5) trading days immediately preceding written receipt by the corporation of the holder’s intent to convert.

“CLOSING PRICE" shall mean the closing bid price for the corporation’s common stock on the Principal Market on a Trading Day as reported by Bloomberg Finance L.P.

“PRINCIPAL MARKET" shall mean the principal trading exchange or market for the corporation’s common stock.

“TRADING DAY” shall mean a day on which the Principal Market shall be open for business.

The Common and/or Preferred Stock of the Company may be issued from time to time without prior approval by the stockholders.  The Common and/or Preferred Stock may be issued for such consideration as may be fixed from time to time by the Board of Directors- The Board of Directors may issue such share of Common and/or Preferred Stock in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions.”

On March 14, 2012 the Company issued 3,000,000 shares of its common stock to the order of Capital Path Securities LLC for acting as the Company’s exclusive advisor and placement agent in connection with the Equity Purchase Agreement and Registration Rights Agreement

On March 21, 2012 the Company issued 1,886,195 shares of common stock in satisfaction of $25,200 of Convertible Notes Payable.

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

Material Changes in Financial Condition

As of February 29, 2012, we had Cash on Hand of $87,921 and as of August 31, 2011 we had Cash on Hand of $43,901.

The increase in Cash on Hand of approximately 100% is primarily attributable to a combination of  cash generated by the McDonald Animal Hospital , additional net borrowings by the Company and  the  receipt by the Company of  cash pursuant to that  agreement entered into by and between the Company and Titterington Veterinary Services, Inc, Dr. Ronald Titterington and Dr. Kathy Snell offset by cash expended by the Company in the course of operations and cash expended by the Company pursuant to that  agreement entered into by and between the Company and Titterington Veterinary Services, Inc, Dr. Ronald Titterington and Dr. Kathy Snell.

As of February 29, 2012 we had Trade Accounts Receivable of $2,268 and as of August 31, 2011 we had Trade Accounts Receivable of $3,135.

The decrease in Trade Accounts Receivable of approximately 27% is attributable to successful collection of $867 of delinquent payments due from a client of the McDonald Animal Hospital.

As of February 29, 2012 we had Due from an Affiliate of $59,740 and as of August 31, 2011 we had Due from an Affiliate of $0.

The increase in Due from an Affiliate is attributable to the reclassification of $59,500 of rental expenses prepaid to a shareholder of the Company to a non interest bearing liability of the shareholder due at the demand of the Company as well as $240 in expenses paid by the Company for the benefit of the shareholder.

As of February 29, 2012 we had Prepaid Expenses of $13,000 and as of August 31, 2011 we had Prepaid Expenses of $72,500.

The decrease in Prepaid Expenses of approximately 82% is primarily attributable to the reclassification of $59,500 of rental expenses prepaid to a shareholder of the Company to a non interest bearing liability of the shareholder due at the demand of the Company.

As of February 29, 2012 we had Property & Equipment (Net of Accumulated Depreciation) of $13,100 and as of August 31, 2011 we had Property & Equipment (Net of Accumulated Depreciation) of $ 17,293.

The decrease in Property & Equipment (Net of Accumulated Depreciation) of approximately 24% was due to depreciation expense recognized over the course of six months.

As of February 29, 2012, we had Intangible Assets (Net of Accumulated Amortization) of $1,439 and as of August 31, 2011 we had Intangible Assets (Net of Accumulated Amortization) of $1,828.

The decrease in Intangible Assets (Net of Accumulated Amortization) of approximately 21% is attributable to recognition of amortization for the period.

As of February 29, 2012 we had Accounts Payable of $77,797 and as of August 31, 2011 we had Accounts Payable of $27,564.

The increase in Accounts Payable of approximately 182% is primarily attributable to increases in outstanding obligations of the Company incurred in the course of business as well as the incurring  by the Company of $20,199 in payables pursuant to that  agreement entered into by and between the Company and Titterington Veterinary Services, Inc, Dr. Ronald Titterington and Dr. Kathy Snell.

As of February 29, 2012 we had Notes Payable of $257, 454   and as of August 31, 2011 we had Notes Payable of $239,054.

The decrease in Notes Payable of approximately 7% is primarily attributable to the reclassification of $115,500 of principal indebtedness to Convertible Notes Payable offset by the reclassification of $57,500 of accrued salary to Notes Payable as a result of assignment of the rights to that payment to a third party as well as approximately $76,400 in net additional indebtedness incurred over the period.

As of February 29, 2012 we had Convertible Notes Payable (net of unamortized discount) of $206,494 and as of August 31, 2011 we had Convertible Notes Payable (net of unamortized discount) of $42,430.

The increase in Convertible Notes Payable (net of unamortized discount) of 386% is attributable to

(a)

 issuances of $189,210 in convertible notes during the period

(b)

$168,113 in interest expense attributable to amortization of beneficial conversion features on Convertible Notes issued

Offset by the satisfaction of $72,500 of principal indebtedness of Convertible Notes through the issuance of the Company’s common shares.

Material Changes in Results of Operations

Revenues were $104,264 for the three months ended February 29, 2012 and $84,803 for the three months ended February 28, 2011.  Net losses were $886,289 for the three months ended February 29, 2012 and $341,471 for the three months ended February 28, 2011

The increase in Net Losses of approximately 159% is primarily attributable to:

(a)

increases in Cost of Revenue

(b)

increases in Rental Costs

(c)

increases in Consultant’s Expenses

(d)

recognition of $119,618 of interest expense attributable amortization of discount on Convertible Notes Payable

(e)

recognition of a Loss on Impairment of Intangible Assets of $683,333 resulting from the termination of that  agreement entered into by and between the Company and Titterington Veterinary Services, Inc, Dr. Ronald Titterington and Dr. Kathy Snell

(f)

$130,054 in expenses  resulting from that  agreement entered into by and between the Company and Titterington Veterinary Services, Inc, Dr. Ronald Titterington and Dr. Kathy Snell

Offset by:

(a)

Increase in Revenues attributable to provision of Veterinary Services

(b)

Increase in Online Revenue

(c)

Decrease in Research and Development expenses

(d)

Decrease in General and Administrative expenses

(e)

Recognition of $86,750 in Revenue resulting from cancellation of common stock issued to employees

(g)

$187,699 in payments received by the Company pursuant to that  agreement entered into by and between the Company and Titterington Veterinary Services, Inc, Dr. Ronald Titterington and Dr. Kathy Snell

Revenues were $212,197 for the six months ended February 29, 2012 and $84,803 for the six months ended February 28, 2011.  Net losses were $1,082, 665 for the six months ended February 29, 2012 and $584,997 for the six months ended February 28, 2011.

The increase in Net Losses of approximately 85% is primarily attributable to:

(a)

increases in Cost of Revenue

(b)

increases in Rental Costs

(c)

increases in Consultant’s Expenses

(d)

recognition of $168,113  of interest expense attributable amortization of discount on Convertible Notes Payable

(e)

recognition of a Loss on Impairment of Intangible Assets of $683,333 resulting from the termination of that  agreement entered into by and between the Company and Titterington Veterinary Services, Inc, Dr. Ronald Titterington and Dr. Kathy Snell

(f)

$130,054 in expenses  resulting from that  agreement entered into by and between the Company and Titterington Veterinary Services, Inc, Dr. Ronald Titterington and Dr. Kathy Snell

Offset by:

(f)

Increase in Revenues attributable to provision of Veterinary Services

(g)

Increase in Online Revenue

(h)

Decrease in Research and Development expenses

(i)

Decrease in General and Administrative expenses

(j)

Recognition of $86,750 in Revenue resulting from cancellation of common stock issued to employees

(h)

$187,699 in payments received by the Company pursuant to that  agreement entered into by and between the Company and Titterington Veterinary Services, Inc, Dr. Ronald Titterington and Dr. Kathy Snell

Liquidity and Capital Resources

As of February 29, 2012  we had $87,921  cash on hand and current liabilities of $571,069 (exclusive of convertible debt discount attributable to a beneficial conversion feature) such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable, Amounts due to Affiliates / Others and Accrued Expenses.

We feel we will not be able to satisfy its cash requirements over the next twelve months and shall be required to seek additional financing.

We currently plan to raise additional funds primarily by offering securities for cash and acquiring existing veterinary clinics with the ability to generate cash flow to fund operations.

On February 27, 2012,   the Company entered into an Equity Purchase Agreement (the "Purchase Agreement") and Registration Rights Agreement (the "Rights Agreement") with Southridge Partners II, LP, a Delaware limited partnership ("Southridge").

Under the terms of the Purchase Agreement, Southridge will purchase, at the Company's election, up to $10,000,000 of the Company's registered common stock (the "Shares"). During the term of the Purchase Agreement, the Company may at any time deliver a "put notice" to Southridge thereby requiring Southridge to purchase a certain dollar amount of the Shares. Simultaneous with the delivery of such Shares, Southridge shall deliver payment for the Shares. Subject to certain restrictions, the purchase price for the Shares shall be equal to 91% of the average of the two lowest Closing Prices during the Valuation Period as such capitalized terms are defined in the Agreement.

The number of Shares sold to Southridge shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Southridge, would result in Southridge owning more than 9.99% of all of the Company's common stock then outstanding. Additionally, Southridge may not execute any short sales of the Company's common stock.

The Agreement shall terminate (i) on the date on which Southridge shall have purchased Shares pursuant to this Agreement for an aggregate Purchase Price of $10,000,000, or (ii) on the date occurring 24 months from the date on which the Agreement was executed and delivered by the Company and Southridge.

Under the terms of the Rights Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission with respect to the Shares within 90 days of February 27, 2012. The Company is obligated to keep such registration statement effective until (i) three months after the last closing of a sale of Shares under the Purchase Agreement, (ii) the date when Southridge may sell all the Shares under Rule 144 without volume limitations, or (iii) the date Southridge no longer owns any of the Shares.

There is no guarantee that we will be able to raise any capital through any type of offerings. We can provide no assurance that we can acquire veterinary clinics which can generate sufficient cash flow to neither fund our operations nor can any assurance be made that we can acquire one or more additional veterinary clinics in the near future or at all. We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan.  We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate.  For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on December 1, 2011 and ending February 29, 2012 both the Company's Principal Executive Officer and Principal Financial Officer have determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

On December 19, 2011 the Company issued $338,983 shares of common stock (“Shares”) in satisfaction of $12,000 principal amount of Convertible Notes Payable

The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On January 10, 2012 the Company issued 27,499 shares of common stock (“Shares”) to a consultant in consideration of services rendered valued at $8,249.

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

On January 27, 2012 the Company issued 279,635 shares of common stock (“Shares”) in satisfaction of $7,500 principal amount of Convertible Notes Payable and $1,700 of accrued but unpaid interest on Convertible Notes Payable.

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

On February 3, 2012 the Company issued 528,821 shares of common stock (“Shares”) in satisfaction of $15,000 principal amount of Convertible Notes Payable.

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

On February 16, 2012 the Company issued 721,154 shares of common stock (“Shares”) in satisfaction of $15,000 principal amount of Convertible Notes Payable.

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

On February 26, 2012 the Company issued 174,663 shares of common stock (“Shares”) to a consultant in consideration of services rendered valued at $52,398

The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On March 7, 2012 the Company issued 2,322,695 shares of common stock (“Shares”) in satisfaction of $32,750 of Convertible Notes Payable.

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

On March 14, 2012 the Company issued 3,000,000 shares of its common stock (“Shares”) to the order of Capital Path Securities LLC for acting as the Company’s exclusive advisor and placement agent in connection with the Equity Purchase Agreement and Registration Rights Agreement

The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On March 21, 2012 the Company issued 1,886,195 shares of common stock in satisfaction of $25,200 of Convertible Notes Payable.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

None.

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Lease Agreement

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.
a Nevada corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Date: March 26, 2012