Form 10-Q
period 2012-05-31
ENTEST BIOMEDICAL, INC.
filed 2012-07-16
CIK 1449447

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 12, 2012 there were 219,171,427 shares of common stock were issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [   ]   No [X]

Transitional Small Business Disclosure Format (Check One) Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ENTEST BIOMEDICAL, INC.
(A Development Stage Company)
Consolidated Balance Sheet
	As of	As of
	May 31,	August 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets
Cash	$ 14,659	$ 43,901
Trade accounts receivable, less allowance for uncollectable accounts
of $0 and $0 at May 31, 2012 and August 31, 2011 respectively	2,268	3,135
Inventory	16,457	7,986
Due from Affiliate	52,940	-
Current Portion of Prepaid Expenses	13,000	62,200
Employee Receivable	4,349	4,349
Total Current Assets	103,673	121,571

Property & Equipment (Net of Accumulated Depreciation)	10,905	17,293
Goodwill	405,000	405,000
Intangible Assets (Net of Accumulated Amortization)	1,246	1,828

Long Term Assets
Non Current Portion of Prepaid Expenses	-	10,300
Deposits	661	-
Total Long Term Assets	661	10,300

TOTAL ASSETS	$ 521,485	$ 555,992

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$ 67,194	$ 27,564
Notes Payable	233,393	159,911
Convertible notes payable, net of discount	62,483	42,430
Due to Affiliate	8,000	8,000
Accrued Expenses	90,319	67,206
Total Current Liabilities	461,389	305,111

Long Term Liabilities
Notes Payable	40,211	79,143
Total Long Term Liabilities	40,211	79,143

TOTAL LIABILITIES	501,600	384,254

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, authorized 1,000,000,000 shares;
issued and outstanding 200,117,287 and 20,840,501 shares
as of May 31, 2012 and August 31, 2011 respectively	203,114	20,838
Preferred Stock , $0.001 par value 5,000,000 shares authorized,
0 shares issued and outstanding as of May 31,2012 and August 31, 2011		-
Series AA Preferred Stock, $0.001 par value 100,000 shares authorized,
5,000 shares issued and outstanding at May 31, 2012 and
as of August 31, 2011	5	5
Series B Preferred	3,201	-
$0.001 par value, 4,400,000 shares authorized, 3,201,397 and 0 issued and outstanding as of May 31, 2012 and August 31, 2011
NonVoting Convertible Preferred	75,000	-
$1 par value, 200,000 shares authorized, 75,000 and 0
issued and outstanding as of May 31, 2012 and August 31, 2011
Additional Paid in Capital	2,700,177	1,619,330
Contributed Capital	274,162	274,162
Accumulated Deficit	(3,235,774)	(1,742,597)

Total Stockholders' Equity	19,885	171,738

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 521,485	$ 555,992

The Following Notes are an Integral Part of these Financial Statements.

ENTEST BIOMEDICAL INC.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

					For the period
					from Inception
	For the		For the		(Aug. 22, 2008)
	Three Months Ended		Nine Months Ended		through
	May 31,		May 31,		May 31,
	2012	2011	2012	2011	2012

REVENUES
Revenues from Veterinary Services	$ 99,177	$ 110,455	$ 307,881	$ 195,258	$ 657,022
Online Revenues	2,299		5,792		5,792
TOTAL REVENUE	101,476	110,455	313,673	195,258	662,814

Cost of Revenue	33,713	39,040	74,098	53,532	163,503
GROSS PROFIT	67,763	71,415	239,575	141,726	499,311

COSTS AND EXPENSES
Research and Development		11,144	5,798	104,932	145,794
Rent Costs	23,988	34,488	102,824	74,108	268,820
General and Administrative	130,370	178,139	415,796	598,923	1,657,855
Incorporation Costs					408
Consultant's Expenses	165,126	33,872	318,546	120,731	724,534
Miscellaneous Expenses					78
Total Costs and Expenses	319,484	257,643	842,964	898,694	2,797,489

OPERATING LOSS	(251,721)	(186,228)	(603,389)	(756,968)	(2,298,178)

OTHER INCOME AND EXPENSE
Other Income		97	86,762	99	86,861
Income generated from revenue			187,699		187,699
Share Agreement
Expenses incurred from Revenue
Share Agreement	(15,308)		(145,362)		(145,362)
Loss on Impairment of intangible			(683,333)		(683,333)
assets
Interest Expense	(7,697)	(5,439)	(23,174)	(19,698)	(54,653)
Interest Expense attributable to
amortization of discount	(19,405)		(187,518)		(203,946)
Expense attributable to issuance
of shares pursuant to contractual
obligation	(17,720)		(17,720)		(17,720)
Expense attributable to issuance of
Non Voting Convertible Preferred
Shares in connection with Stock
Purchase Agreement	(75,000)		(75,000)		(75,000)
TOTAL OTHER INCOME AND EXPENSE	(135,130)	(5,342)	(857,646)	(19,599)	(905,454)

LOSS BEFORE INCOME TAXES	(386,851)	(191,570)	(1,461,035)	(776,567)	(3,203,632)
income Taxes	0	0	0	0	0

NET INCOME (LOSS)	(386,851)	(191,570)	(1,461,035)	(776,567)	(3,203,632)
Beneficial conversion feature
attributable to issuance of NonVoting
Preferred Stock	(32,142)		(32,142)		(32,142)

NET INCOME (LOSS) available to
common shareholders	(418,993)	(191,570)	(1,493,177)	(776,567)	(3,235,774)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE	$ (0.00)	$ (0.01)	$ (0.03)	$ (0.04)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	119,459,306	20,434,036	55,643,483	19,620,953

The Following Notes are an Integral Part of these Financial Statements.

ENTEST BIOMEDICAL, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

			Period from
			Inception
	For the		(Aug. 22, 2008)
	Nine Months Ended		through
	May 31,	May 31,	May 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,461,035)	$ (776,567)	$ (3,203,632)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued as Compensation to Employees	19,506	203	224,429
Stock issued as Compensation to Consultants	175,801	19	375,820
Change in operating assets and liabilities:
(Increase) Decrease in Trade Accounts Receivable	867	(5,395)	(2,268)
(Increase) Decrease in Inventory	(8,471)	(7,986)	(16,457)
(Increase) Decrease in Employee Receivable		(2,952)	(4,349)
Increase (Decrease) in Accounts Payable	39,630	(3,405)	67,194
(Increase)Decrease in Due from Other
(Increase) Decrease in Prepaid Expenses	59,500	(6,995)	(13,000)
(Increase) Decrease in Due from Affiliate	(52,940)		(52,940)
(Increase) Decrease in Deposits	(661)	1,059	(661)
Increase(Decrease) in amortization of intangibles	16,667		16,667
Increase (Decrease) in Accrued Expenses	23,113	(89,630)	90,318
(Increase)Decrease on gain realized on cancellation
of stock	(86,750)		(86,750)
Increase(Decrease) in Loss on Impairment
of Intangible Assets	683,333		683,333

Net Cash Provided by (Used in) Operating Activities	(591,440)	(891,649)	(1,922,296)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Property and equipment
additions (net)	6,388	(17,471)	(10,905)
Net cash Provided by (Used in) Investing Activities	6,388	(17,471)	(10,905)

CASH FLOWS FROM FINANCING ACTIVITIES
(Increase) Decrease in Goodwill from acquisition		(405,000)	(405,000)
Stock issued in Payment of Debt	73,848	637	74,628
Increase (Decrease) in Common stock issued for cash		2,217	3,717
(Increase) Decrease in Intangible Assets (net)	582	(2,024)	(1,246)
Increase (Decrease) in Common stock issued
for expenses	96,920	55	96,975
Increase (Decrease) in Due to Affiliate		58,000	8,000
Increase (Decrease) in Due to Shareholder
Increase (Decrease) in Notes Payable	57,602	97,329	339,087
Increase (Decrease) in Contributed Capital		259,058	274,161
Increase (Decrease) in Additional paid in Capital	326,858	954,575	1,557,538
Net Cash Provided by Financing Activities	555,810	964,847	1,947,860

Net Increase in Cash	(29,242)	55,727	14,659

Cash at Beginning of Period	43,901	209	0

Cash at End of Period	$ 14,659	$ 55,936	$ 14,659

The Following Notes are an Integral Part of these Financial Statements.

Entest BioMedical, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

As of May 31, 2012

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

The Company’s financial instruments as of May 31, 2012 consisted of $273,604 of Notes Payable, $62,483 of Convertible Notes payable (net of discount), $8,000 due to TheraCyte, Inc., $4,349 of Employee Receivables and $52,940 due to the Company from Bio Matrix Scientific Group, Inc.  The fair value of all of the Company’s financial instruments as of May 31, 2012 were valued according to the Level 2 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company

H. INCOME TAXES

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of May 31, 2012, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

NOTE 5.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $3,203,632 during the period from August 22, 2008 (inception) through May 31, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds primarily by offering securities for cash. Management has raised $102,000 net of legal expenses in the nine months ended May 31, 2012 through the issuance of convertible notes. The Company has also raised $109,475 from net borrowings during the six month ended May 31, 2012.

On June 1, 2012 the Company entered into an Equity Purchase Agreement (the "June Purchase Agreement") with Southridge Partners II, LP, a Delaware limited partnership ("Southridge").

Under the terms of the June Purchase Agreement, Southridge will purchase, at the Company's election, up to $10,000,000 of the Company's registered common stock (the "Shares"). During the term of the Purchase Agreement, the Company may at any time deliver a "put notice" to Southridge thereby requiring Southridge to purchase a certain dollar amount of the Shares. Simultaneous with the delivery of such Shares, Southridge shall deliver payment for the Shares. Subject to certain restrictions, the purchase price for the Shares shall be equal to 91% of the average of the two lowest Closing Prices during the Valuation Period as such capitalized terms are defined in the Agreement.

The number of Shares sold to Southridge shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Southridge, would result in Southridge owning more than 9.99% of all of the Company's common stock then outstanding. Additionally, Southridge may not execute any short sales of the Company's common stock.

Any sale of Shares pursuant to the June Agreement is subject to a Registration Statement filed under the Securities Act of 1933 remaining effective for the sale by Southridge of those Shares.

June Agreement shall terminate (i) on the date on which Southridge shall have purchased Shares pursuant to this Agreement for an aggregate Purchase Price of $10,000,000, or (ii) on the date occurring 24 months from the date on which the June Agreement was executed and delivered by the Company and Southridge.

The Company has also agreed to pay the following to Capital Path Securities LLC for acting as the Company’s exclusive advisor and placement agent in connection with the June Purchase Agreement a  cash placement fee of 5% of funds received by the Company through the sale of Shares to Southridge as such funds are received by the Company.

On June 12, 2012 a registration statement on form S-1 was filed with the United States Securities and Exchange Commission registering 46,238,705 shares of the Company’s   common stock that will be put to Southridge pursuant to the June Agreement.

There is no guarantee that the Company will be able to raise additional capital through offerings.

NOTE 6.  RELATED PARTY TRANSACTIONS

Between  March 1 , 2012  and  May 31 , 2012  David R. Koos the Company’s Chairman and Chief Executive Officer, made loans to the Company totaling $13,625. These loans are due and payable at the demand of David R. Koos and bear simple interest at a rate of 15% per annum.

As of May 31, 2012 the Company remains personally indebted to David R. Koos in the principal amount of $30,180. These loans are due and payable at the demand of David R. Koos and bear simple interest at a rate of 15% per annum.

As of May 31, 2012 Bio-Matrix Scientific Group, Inc. (“BMSN”)  , a major  shareholder of the Company, is indebted to the Company in the amount of $52,940. This amount is non interest bearing and is due at the demand of the Company.

NOTE 7.  INCOME TAXES

As of May 31, 2012

Deferred tax assets:
Net operating tax carry forwards	$1,126,258
Other	-0-
Gross deferred tax assets	1,126,248
Valuation allowance	(1,126,248)

Net deferred tax assets	$-0-

As of  May 31 ,2012  the Company has a Deferred Tax Asset of $1,126,248 completely attributable to net operating loss carry forwards of approximately $3,217,279  (which expire 20 years from the date the loss was incurred) consisting of:

(a)

$ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and

(b)

$ 3,203,632  of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

On May 24, 2012, a Complaint (“Complaint”) was filed in the U.S. Bankruptcy Court for the District of Oregon against the Company by Titterington Veterinary Services Inc. (“TVS”). The Complaint is an adversary proceeding filed by TVS arising from TVS’s bankruptcy case currently pending in U.S. Bankruptcy Court for the District of Oregon. The Complaint alleges Breach of Contract resulting from the Company’s alleged failure to pay certain expenses the Company was required to pay pursuant to an agreement with TVS, Dr. Ronald Titterington, DVM and Dr. Kathy Snell, DVM (“TVS Agreement”). TVS is seeking a judgment and money award against the Company in an amount to be proven at trial which TVS estimates in the Complaint to be up to $50,000. TVS is also seeking a judgment and order against the Company to provide an accounting of all revenues received by the Company pursuant to the TVS Agreement, all expenses paid, unpaid, and due and owing  pursuant to the TVS Agreement as well as a revenue share which TVS claims is due them pursuant to the TVS Agreement. TVS is also seeking a judgment requiring the Company to turn over a sum of money equal to expenses the Company was obligated to pay pursuant to the TVS Agreement. TVS is also seeking attorney’s fees and expenses.  The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter. At this time, it is not possible to predict the ultimate outcome of these matters and an outcome unfavorable to the Company may have a material adverse effect on the Company.

There were no other legal proceedings against the Company with respect to matters arising in the ordinary course of business. The Company is not involved in any other litigation either as plaintiffs or defendants, and has no knowledge of any threatened or pending litigation against the Company.

On June 1, 2012 the Company entered into an Equity Purchase Agreement (the "June Purchase Agreement") with Southridge Partners II, LP, a Delaware limited partnership ("Southridge").

Under the terms of the June Purchase Agreement, Southridge will purchase, at the Company's election, up to $10,000,000 of the Company's registered common stock (the "Shares"). During the term of the Purchase Agreement, the Company may at any time deliver a "put notice" to Southridge thereby requiring Southridge to purchase a certain dollar amount of the Shares. Simultaneous with the delivery of such Shares, Southridge shall deliver payment for the Shares. Subject to certain restrictions, the purchase price for the Shares shall be equal to 91% of the average of the two lowest Closing Prices during the Valuation Period as such capitalized terms are defined in the Agreement.

The number of Shares sold to Southridge shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Southridge, would result in Southridge owning more than 9.99% of all of the Company's common stock then outstanding. Additionally, Southridge may not execute any short sales of the Company's common stock.

Any sale of Shares pursuant to the June Agreement is subject to a Registration Statement filed under the Securities Act of 1933 remaining effective for the sale by Southridge of those Shares.

June Agreement shall terminate (i) on the date on which Southridge shall have purchased Shares pursuant to this Agreement for an aggregate Purchase Price of $10,000,000, or (ii) on the date occurring 24 months from the date on which the June Agreement was executed and delivered by the Company and Southridge.

The Company has also agreed to pay the following to Capital Path Securities LLC for acting as the Company’s exclusive advisor and placement agent in connection with the June Purchase Agreement a  cash placement fee of 5% of funds received by the Company through the sale of Shares to Southridge as such funds are received by the Company.

On June 12, 2012 a registration statement on form S-1 was filed with the United States Securities and Exchange Commission registering 46,238,705 shares of the Company’s   common stock that will be put to Southridge pursuant to the June Agreement.

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

On April 16, 2012 the Company issued a convertible promissory note in the amount of $42,500 which was received April 21, 2012. The note bears an interest rate of eight percent (8%), matures on January 18, 2013. and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a fifty two percent (52%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date. The issuance of the note amounted in a beneficial conversion feature of $11,805 which is amortized under the Interest Method.

NOTE 10. NON VOTING CONVERTIBLE PREFERRED STOCK

On March 27, 2012 the company issued to Southridge 75,000 shares of its nonvoting convertible preferred stock to Southridge in accordance with the terms of an Equity Purchase Agreement entered into by and between the Company and Southridge which was terminated at the Company’s option on June 1, 2012 (“February Purchase Agreement”).

Non Voting Convertible Preferred Stock is convertible at the option of the holder into shares of the Company’s common stock at a conversion price equal to seventy percent (70%) of the lowest Closing Price for the five (5) trading days immediately preceding written receipt by the Company of the holder’s intent to convert.

“CLOSING PRICE" shall mean the closing bid price for the Company’s common stock on the Principal Market on a Trading Day as reported by Bloomberg Finance L.P.

“PRINCIPAL MARKET" shall mean the principal trading exchange or market for the Company’s common stock.

“TRADING DAY” shall mean a day on which the Principal Market shall be open for business.

The issuance of 75,000 shares of the Company’s nonvoting convertible preferred stock to Southridge resulted in recognition of a beneficial conversion feature in the amount of $32,142. Accordingly, the Company recorded a deemed dividend on the 75,000 shares of the Company’s nonvoting convertible preferred stock of $32,142.

NOTE 11. DIVIDEND OF SERIES B PREFERRED SHARES

On March 6, 2012 a dividend of 3, 201,397 shares of Series B Preferred Stock was paid to the Company’s common shareholders of record as of February 21, 2012.

NOTE 12. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2012:

Common Stock:

$0.001 par value, 1,000,000,000 shares authorized 200,117,287 shares issued and outstanding as of May 31, 2012.

Preferred Stock:

$0.001 par value 5,000,000 shares authorized of 100,000 shares authorized is authorized as Series AA Preferred Stock , $001 par value of which 5,000 shares are issued and outstanding  as of  February 29, 2012  and 4,400,000 is authorized as Series B Preferred Stock of which 3, 201,397  shares are issued and outstanding as of May 31, 2012. .

Non Voting Convertible Preferred Stock having a $1.00 par value:

200,000 shares authorized of which 75, 000 shares are issued and outstanding as of May 31, 2102.

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

NOTE 13. STOCK TRANSACTIONS

(For the Quarter ended May 31, 2012)

On March 7, 2012 the Company issued 2,322,695 shares of common stock in satisfaction of $32,750 of Convertible Notes Payable.

On March 14, 2012 the Company issued 3,000,000 shares of its common stock to the order of Capital Path Securities LLC for acting as the Company’s exclusive advisor and placement agent in connection with the February Equity Purchase Agreement and Registration Rights Agreement.

On March 21, 2012 the Company issued 1,886,195 shares of common stock in satisfaction of $25,200 of Convertible Notes Payable.

On March 26, 2012 the Company issued 3,017,502 shares of common stock in satisfaction of $23,150 of Convertible Notes Payable.

On March 27, 2012 the Company issued 75,000 shares of its nonvoting convertible preferred stock to Southridge in accordance with the terms of the February Purchase Agreement.

On April 2, 2012 the Company issued 1,675,111 shares of common stock in satisfaction of $7,538 of Convertible Notes Payable.

On April 3, 2012 the Company issued 1,590, 909 shares of common stock in satisfaction of $7,000 of Convertible Notes Payable.

On April 3, 2012 the Company issued 50,000,000 shares of common stock to David R. Koos as a restricted stock award (“Bonus Shares”).

David Koos may not offer to sell, sell, transfer, pledge or otherwise dispose of the Bonus Shares prior to April 2, 2017 (“Restricted Period”).

In the event that, prior to the expiration of the Restricted Period, David Koos voluntarily ceases to be employed at the Company or is terminated for cause the Shares shall be forfeited.

On April 3, 2012 the Company issued 27,000,000 shares of common stock to seven employees as a restricted stock award (“Bonus Shares”).

No employee may offer to sell, sell, transfer, pledge or otherwise dispose of the Bonus Shares prior to April 2, 2017 (“Restricted Period”).

In the event that, prior to the expiration of the Restricted Period, any employee voluntarily ceases to be employed at the Company or is terminated for cause his or her Shares shall be forfeited.

On April 3, 2012 the Company issued 15,000,000 shares of common stock to a consultant as a restricted stock award (“Bonus Shares”).

The recipient may not offer to sell, sell, transfer, pledge or otherwise dispose of the Shares prior to April 2, 2017 (“Restricted Period”).

In the event that, prior to the expiration of the Restricted Period,   the recipient   declines to provide if requested to provide, or is unable to provide if requested to provide,  consulting services to the Company of a nature that have been  customarily  provided by the recipient  to the Company the  Shares shall be forfeited.

On April 10, 2012 the Company issued 2,777,778 shares of common stock in satisfaction of $3,500 of Convertible Notes Payable and $1,500 in accrued interest on Convertible Notes Payable.

On April 11, 2012 the Company issued 3,611,111 shares of common stock in satisfaction of $6,500 of Convertible Notes Payable.

On April 11, 2012 the Company issued 2,306, 275 shares of common stock in accordance with an agreement by the Company on February 27, 2012 to modify the terms of $89,210 of aggregate indebtedness held by Southridge. (“Aggregate Southridge Indebtedness”)

The Aggregate Southridge Indebtedness is  convertible at Southridge’s option at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Southridge’s brokerage account and confirmation has been received that Southridge may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares shall be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price (“Bonus Shares”). The company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.  The Shares issued on April 11, 2012 were Bonus Shares.

On April 12, 2012 the Company issued 4,722,222 shares of common stock in satisfaction of $8,500 of Convertible Notes Payable.

On April 13, 2012 the Company issued 8,250,000 shares of common stock in satisfaction of $14,850 of Convertible Notes Payable.

On April 13, 2012 the Company issued 2,430,753 shares of common stock to Southridge as Bonus Shares.

On April 16, 2012 the Company issued 11,250,000 shares of common stock in satisfaction of $18,000 of Convertible Notes Payable.

On April 18, 2012 the Company issued 2,125,000 shares of common stock in satisfaction of $2,000 of Convertible Notes Payable and $1,400 of accrued interest on Convertible Notes Payable.

On April 19, 2012 the Company issued 2,724,968 shares of common stock in satisfaction of $4,300 of Convertible Notes Payable.

On April 24, 2012 the Company issued 4,005,787 shares of common stock in satisfaction of $6,922 of Convertible Notes Payable.

On May 1, 2012 the Company issued 8,000,000 shares of common stock in satisfaction of $12,000 of Convertible Notes Payable.

On May 3, 2012 the Company issued 7,142, 857 shares of common stock in satisfaction of $10,000 of Convertible Notes Payable.

On May 7, 2012 the Company issued 6,250,000 shares of common stock in satisfaction of $10,000 of Convertible Notes Payable.

On May 9, 2012 the Company issued 1,800,000 shares of common stock in satisfaction of $500 of principal indebtedness of and $1,300 of accrued interest on Convertible Notes Payable.

NOTE 14. SUBSEQUENT EVENTS.

On June 19, the Company satisfied $37,500 in outstanding convertible indebtedness by making payment to the Holder in the amount of $57,647.

Between June 15 and June 20, 2012 the Company amended the terms of $102,349 in existing principal indebtedness as follows:

The aggregate indebtedness of $102,349  shall be payable upon demand of the holder, and be convertible into the common shares of the company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg.

On June 18, 2012 the company issued 15,873,016 common shares in satisfaction of $60,000 of Convertible Notes Payable.

On June 20, 2012 the Company issued 3,181,124 common shares in satisfaction of $15,842 of Convertible Notes Payable.

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

Material Changes in Financial Condition

As of May 31, 2012, we had Cash on Hand of $14,659 and as of August 31, 2011 we had Cash on Hand of $43,901.

The decrease in Cash on Hand of approximately 66 % is primarily attributable to cash expended by the Company in the course of operations.

As of May 31, 2012 we had Trade Accounts Receivable of $2,268 and as of August 31, 2011 we had Trade Accounts Receivable of $3,135.

The decrease in Trade Accounts Receivable of approximately 27% is attributable to successful collection of $867 of delinquent payments due from a client of the McDonald Animal Hospital.

As of May 31, 2012 we had Due from an Affiliate of $52,940 and as of August 31, 2011 we had Due from an Affiliate of $0.

The increase in Due from an Affiliate is attributable to the reclassification of $59,500 of rental expenses prepaid to a shareholder of the Company to a non interest bearing liability of the shareholder due at the demand of the Company as well as $240 in expenses paid by the Company for the benefit of the shareholder offset by a payment made to the company during the quarter ended may 31, 2012 of $6,800.

As of May 31, 2012 we had Prepaid Expenses of $13,000 and as of August 31, 2011 we had Prepaid Expenses of $72,500.

The decrease in Prepaid Expenses of approximately 82% is primarily attributable to the reclassification of $59,500 of rental expenses prepaid to a shareholder of the Company to a non interest bearing liability of the shareholder due at the demand of the Company.

As of May 31, 2012 we had Property & Equipment (Net of Accumulated Depreciation) of $10,905 and as of August 31, 2011 we had Property & Equipment (Net of Accumulated Depreciation) of $ 17,293.

The decrease in Property & Equipment (Net of Accumulated Depreciation) of approximately 39% was due to depreciation expense recognized over the course of nine months.

As of May 31, 2012 we had deposits of $661 and as of August 31, 2011 we had deposits of $0

The increase in deposits is attributable to $661 of deposits made to utility providers.

As of May 31, 2012, we had Intangible Assets (Net of Accumulated Amortization) of $1,246 and as of August 31, 2011 we had Intangible Assets (Net of Accumulated Amortization) of $1,828.

The decrease in Intangible Assets (Net of Accumulated Amortization) of approximately 31% is attributable to recognition of amortization over the course of nine months.

As of May 31, 2012 we had Accounts Payable of $67,194 and as of August 31, 2011 we had Accounts Payable of $27,564.

The increase in Accounts Payable of approximately 143% is primarily attributable to increases in outstanding obligations of the Company incurred in the course of business as well as the incurring  by the Company of $20,199 in payables pursuant to that  agreement entered into by and between the Company and Titterington Veterinary Services, Inc., Dr. Ronald Titterington and Dr. Kathy Snell.

As of May 31, 2012 we had Notes Payable of $273,604   and as of August 31, 2011 we had Notes Payable of $239,054.

The  increase  in  Notes Payable of approximately 14.5% is primarily attributable to the reclassification of $57,500 of accrued salary to Notes Payable as a result of assignment of the rights to that payment to a third party

As of May 31, 2012 we had Accrued Expenses of $90,319 and as of August 31, 2011 we had accrued expenses of $67,206.

The increase in accrued expenses of approximately 34% is primarily attributable to a net increase in $19,000 of salaries accrued but unpaid as well as an increase in interest expense accrued but unpaid.

As of May 31, 2012 we had Convertible Notes Payable (net of unamortized discount) of $62,483 and as of August 31, 2011 we had Convertible Notes Payable (net of unamortized discount) of $42,430.

The increase in Convertible Notes Payable (net of unamortized discount) of 47% is attributable to:

(a)

$112,500 in convertible debt newly issued during the period

(b)

$119,210  in liabilities reclassified as convertible debt during the period

(c)

187,518 in expenses attributable to amortization of beneficial conversion features

Offset by the satisfaction of $399,175 of convertible indebtedness through the issuance of common shares of the Company.

Material Changes in Results of Operations

Revenues were $101,476 for the three months ended May 31, 2012 and $110,455 for the three months ended May 31, 2011.  Net Losses were $386,851 for the three months ended May 31, 2012 and $191,570 for the three months ended May 31, 2011

The increase in Net Losses of approximately 101% is primarily attributable to:

(a)

Decrease in Total Revenue of $8,979

(b)

Increase in Consulting Expenses of $131,254

(c)

Increase of $15,308  in expenses incurred by the Company in connection with that  agreement entered into by and between the Company and Titterington Veterinary Services, Inc., Dr. Ronald Titterington and Dr. Kathy Snell

(d)

Increase of $19,405 of Interest Expense attributable to amortization of discount of beneficial conversion features.

(e)

Increase of $92,720 of  expenses incurred in connection with equity securities issued pursuant to contractual obligations

(f)

Increase of $2,258 of interest expenses

(g)

Decrease of $97 of other revenues.

Offset by:

(a)

Decrease in Cost of Revenue of $5,327

(b)

Decrease in expenses related to Research and Development of $11,144

(c)

Decrease in Rental Expenses of $10,500

(d)

Decrease in General and Administrative Expenses of $47,769

Revenues were $313,673 for the nine months ended May 31, 2012 and $195,258 for the nine months ended May 31, 2011.  Net Losses were $1,461,035 for the nine months ended May 31, 2012 and $776,567 for the nine months ended May 31, 2011

The increase in Net Losses of approximately 88% is primarily attributable to:

(a)

Increase in Cost of Revenue of  $20,556

(b)

Increase in Rent Costs of $28,716

(c)

Increase in Consulting Expenses of $197,815

(d)

Increase of $187,518 of Interest Expense attributable to amortization of discount of beneficial conversion features

(e)

Recognition of a Loss on Impairment of Intangible Assets of $683,333 resulting from the termination of that  agreement entered into by and between the Company and Titterington Veterinary Services, Inc., Dr. Ronald Titterington and Dr. Kathy Snell

(f)

The incurring  of  $145,362  in expenses  resulting from that  agreement entered into by and between the Company and Titterington Veterinary Services, Inc., Dr. Ronald Titterington and Dr. Kathy Snell

(g)

The incurring of $16,667 of expenses relating to amortization of intangible assets acquired as a result of that  agreement entered into by and between the Company and Titterington Veterinary Services, Inc., Dr. Ronald Titterington and Dr. Kathy Snell

Offset by:

(a)

Increase in Total Revenue of $118,415

(b)

Decrease in expenses related to Research and Development of $99,134

(c)

Decrease in General and Administrative Expenses of $183,127

(d)

Increase in Other Income recognized of $86,663 attributable to cancellation of common stock issued to employees

(e)

$187,699 in payments received by the Company pursuant to that  agreement entered into by and between the Company and Titterington Veterinary Services, Inc., Dr. Ronald Titterington and Dr. Kathy Snell

Liquidity and Capital Resources

As of May 31, 2012  we had $14,659  cash on hand and current liabilities of $461,389  (exclusive of convertible debt discount attributable to a beneficial conversion feature) such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable, Amounts due to Affiliates / Others and Accrued Expenses.

We feel we will not be able to satisfy its cash requirements over the next twelve months and shall be required to seek additional financing.

We currently plan to raise additional funds primarily by offering securities for cash and acquiring existing veterinary clinics with the ability to generate cash flow to fund operations.

On June 1, 2012 the Company entered into an Equity Purchase Agreement (the "June Purchase Agreement") with Southridge Partners II, LP, a Delaware limited partnership ("Southridge").

Under the terms of the June Purchase Agreement, Southridge will purchase, at the Company's election, up to $10,000,000 of the Company's registered common stock (the "Shares"). During the term of the Purchase Agreement, the Company may at any time deliver a "put notice" to Southridge thereby requiring Southridge to purchase a certain dollar amount of the Shares. Simultaneous with the delivery of such Shares, Southridge shall deliver payment for the Shares. Subject to certain restrictions, the purchase price for the Shares shall be equal to 91% of the average of the two lowest Closing Prices during the Valuation Period as such capitalized terms are defined in the Agreement.

The number of Shares sold to Southridge shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Southridge, would result in Southridge owning more than 9.99% of all of the Company's common stock then outstanding. Additionally, Southridge may not execute any short sales of the Company's common stock.

Any sale of Shares pursuant to the June Agreement is subject to a Registration Statement filed under the Securities Act of 1933 remaining effective for the sale by Southridge of those Shares.

June Agreement shall terminate (i) on the date on which Southridge shall have purchased Shares pursuant to this Agreement for an aggregate Purchase Price of $10,000,000, or (ii) on the date occurring 24 months from the date on which the June Agreement was executed and delivered by the Company and Southridge.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on March 1, 2012 and ending May 31, 2012 both the Company's Principal Executive Officer and Principal Financial Officer have determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 3, 2011, a Complaint (“Complaint”) was filed in the U.S. District Court Middle District of the State of Pennsylvania against the Company, the Company’s Chairman and Bio Matrix Scientific Group, inc by 18KT.TV LLC (“Plaintiffs”) seeking to recover general damages from Entest BioMedical, Inc. in excess of $125,000. The Complaint alleges breach of contract and unjust enrichment relating to an investor relations contract executed by the Company and Craig Fischer (on behalf of 18KT.TV LLC). The Compliant also seeks similar damages from Bio-Matrix Scientific Group Inc. and $50,000 in damages from David Koos (Chairman & CEO of both Entest BioMedical, Inc. and Bio-Matrix Scientific Group Inc.). The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter. At this time, it is not possible to predict the ultimate outcome of these matters.

On May 24, 2012, a Complaint (“Complaint”) was filed in the U.S. Bankruptcy Court for the District of Oregon against the Company by Titterington Veterinary Services Inc. (“TVS”). The Complaint is an adversary proceeding filed by TVS arising from TVS’s bankruptcy case currently pending in U.S. Bankruptcy Court for the District of Oregon. The Complaint alleges Breach of Contract resulting from the Company’s alleged failure to pay certain expenses the Company was required to pay pursuant to an agreement with TVS, Dr. Ronald Titterington, DVM and Dr. Kathy Snell, DVM (“TVS Agreement”). TVS is seeking a judgment and money award against the Company in an amount to be proven at trial which TVS estimates in the Complaint to be up to $50,000. TVS is also seeking a judgment and order against the Company to provide an accounting of all revenues received by the Company pursuant to the TVS Agreement, all expenses paid, unpaid, and due and owing  pursuant to the TVS Agreement as well as a revenue share which TVS claims is due them pursuant to the TVS Agreement. TVS is also seeking a judgment requiring the Company to turn over a sum of money equal to expenses the Company was obligated to pay pursuant to the TVS Agreement. TVS is also seeking attorney’s fees and expenses.  The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter. At this time, it is not possible to predict the ultimate outcome of these matters and an outcome unfavorable to the Company may have a material adverse effect on the Company.

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

On March 14, 2012 the Company issued 3,000,000 shares of its common stock (“Shares”) to the order of Capital Path Securities LLC for acting as the Company’s exclusive advisor and placement agent in connection with Equity Purchase Agreement and Registration Rights Agreement entered into by and between the Company and Southridge on February 27, 2012. (“February Purchase Agreement”)

The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On March 21, 2012 the Company issued 1,886,195 shares of common stock (“Shares”) in satisfaction of $25,200 of Convertible Notes Payable.

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

On March 26, 2012 the Company issued 3,017,502 shares of common stock (“Shares”) in satisfaction of $23,150 of Convertible Notes Payable.

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

On March 27, 2012 the Company issued 75,000 shares of its nonvoting convertible preferred stock (“Shares”) to Southridge in accordance with the terms of the February Purchase Agreement.

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

On April 2, 2012 the Company issued 1,675.111 shares of common stock (“Shares”)   in satisfaction of $7,538 of Convertible Notes Payable.

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

On April 3, 2012 the Company issued 1,590, 909 shares of common stock (“Shares”) in satisfaction of $7,000 of Convertible Notes Payable.

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

On April 3, 2012 the Company issued 50,000,000 shares of common stock to David R. Koos (“Shares”) as a restricted stock award.

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

On April 3, 2012 the Company issued 27,000,000 shares of common stock (“Shares”) to seven employees as a restricted stock award.

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

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On April 3, 2012 the Company issued 15,000,000 shares of common stock (“Shares”) to a consultant   as   a restricted stock award.

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

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On April 10, 2012 the Company issued 2,777,778 shares of common stock (“Shares”) in satisfaction of $3,500 of Convertible Notes Payable and $1,500 in accrued interest on Convertible Notes Payable.

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

On April 11, 2012 the Company issued 3,611,111 shares of common stock (“Shares”) in satisfaction of $6,500 of Convertible Notes Payable.

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

On April 11, 2012 the Company issued 2,306, 275 shares of common stock (“Shares”) in accordance with an agreement by the Company on February 27, 2012 to modify the terms of $89,210 of aggregate indebtedness held by Southridge.

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

On April 12, 2012 the Company issued 4,722,222 shares of common stock (“Shares”) in satisfaction of $8,500 of Convertible Notes Payable.

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

On April 13, 2012 the Company issued 8,250,000 shares of common stock (“Shares”) in satisfaction of $14,850 of Convertible Notes Payable.

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

On April 13, 2012 the Company issued 2,430,753 shares of common stock (“Shares”) to Southridge in accordance with an agreement by the Company on February 27, 2012 to modify the terms of $89,210 of aggregate indebtedness held by Southridge.

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

On April 16, 2012 the Company issued 11,250,000 shares of common stock (“Shares”) in satisfaction of $18,000 of Convertible Notes Payable.

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

On April 18, 2012 the Company issued 2,125,000 shares of common stock (“Shares”) in satisfaction of $2,000 of Convertible Notes Payable and $1,400 of accrued interest on Convertible Notes Payable.

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

On April 19, 2012 the Company issued 2,724,968 shares of common stock (“Shares”) in satisfaction of $4,300 of Convertible Notes Payable.

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

On April 24, 2012 the Company issued 4,005,787 shares of common stock (“Shares”) in satisfaction of $6,922 of Convertible Notes Payable.

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

On May 1, 2012 the Company issued 8,000,000 shares of common stock (“Shares”) in satisfaction of $12,000 of Convertible Notes Payable.

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

On May 3, 2012 the Company issued 7,142, 857 shares of common stock (“Shares”) in satisfaction of $10,000 of Convertible Notes Payable.

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

On May 7, 2012 the Company issued 6,250,000 shares of common stock (“Shares”) in satisfaction of $10,000 of Convertible Notes Payable.

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

On May 9, 2012 the Company issued 1,800,000 shares of common stock (“Shares”) in satisfaction of $500 of principal indebtedness of and $1,300 of accrued interest on Convertible Notes Payable.

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

On June 18, 2012 the company issued 15,873,016 common shares (“Shares”) in satisfaction of $60,000 of Convertible Notes Payable.

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

On June 20, 2012 the Company issued 3,181,124 common shares (“Shares”) in satisfaction of $15,842 of Convertible Notes Payable.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

None.

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

10.1	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY

10.2	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY

10.3	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY

10.4	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY

10.5	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY

10.6	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.
a Nevada corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Date: July 16 2012