Form 10-Q/A
period 2012-05-31
ENTEST BIOMEDICAL, INC.
filed 2012-07-23
CIK 1449447

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ENTEST BIOMEDICAL, INC.
(A Development Stage Company)
Consolidated Balance Sheet
	As of	As of
	May 31,	August 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets
Cash	$ 14,659	$ 43,901
Trade accounts receivable, less allowance for uncollectable accounts
of $0 and $0 at May 31, 2012 and August 31, 2011 respectively	2,268	3,135
Inventory	16,457	7,986
Due from Affiliate	52,940	-
Current Portion of Prepaid Expenses	13,000	62,200
Employee Receivable	4,349	4,349
Total Current Assets	103,673	121,571

Property & Equipment (Net of Accumulated Depreciation)	10,905	17,293
Goodwill	405,000	405,000
Intangible Assets (Net of Accumulated Amortization)	1,246	1,828

Long Term Assets
Non Current Portion of Prepaid Expenses	-	10,300
Deposits	661	-
Total Long Term Assets	661	10,300

TOTAL ASSETS	$ 521,485	$ 555,992

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$ 67,194	$ 27,564
Notes Payable	233,393	159,911
Convertible notes payable, net of discount	62,483	42,430
Due to Affiliate	8,000	8,000
Accrued Expenses	90,319	67,206
Total Current Liabilities	461,389	305,111

Long Term Liabilities
Notes Payable	40,211	79,143
Total Long Term Liabilities	40,211	79,143

TOTAL LIABILITIES	501,600	384,254

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, authorized 1,000,000,000 shares;
issued and outstanding 200,117,287 and 20,840,501 shares
as of May 31, 2012 and August 31, 2011 respectively	200,114	20,838
Preferred Stock , $0.001 par value 5,000,000 shares authorized,
0 shares issued and outstanding as of May 31,2012 and August 31, 2011		-
Series AA Preferred Stock, $0.001 par value 100,000 shares authorized,
5,000 shares issued and outstanding at May 31, 2012 and
as of August 31, 2011	5	5
Series B Preferred	3,201	-
$0.001 par value, 4,400,000 shares authorized, 3,201,397 and 0 issued and outstanding as of May 31, 2012 and August 31, 2011
NonVoting Convertible Preferred	75,000	-
$1 par value, 200,000 shares authorized, 75,000 and 0
issued and outstanding as of May 31, 2012 and August 31, 2011
Additional Paid in Capital	2,703,177	1,619,330
Contributed Capital	274,162	274,162
Accumulated Deficit	(3,235,774)	(1,742,597)

Total Stockholders' Equity	19,885	171,738

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 521,485	$ 555,992

The Following Notes are an Integral Part of these Financial Statements.

ENTEST BIOMEDICAL INC.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

					For the period
					from Inception
	For the		For the		(Aug. 22, 2008)
	Three Months Ended		Nine Months Ended		through
	May 31,		May 31,		May 31,
	2012	2011	2012	2011	2012

REVENUES
Revenues from Veterinary Services	$ 99,177	$ 110,455	$ 307,881	$ 195,258	$ 657,022
Online Revenues	2,299		5,792		5,792
TOTAL REVENUE	101,476	110,455	313,673	195,258	662,814

Cost of Revenue	25,242	39,040	74,098	53,532	163,503
GROSS PROFIT	76,234	71,415	239,575	141,726	499,311

COSTS AND EXPENSES
Research and Development		11,144	5,798	104,932	145,794
Rent Costs	23,988	34,488	102,824	74,108	268,820
General and Administrative	130,370	178,139	415,796	598,923	1,657,855
Incorporation Costs					408
Consultant's Expenses	165,126	33,872	318,546	120,731	724,534
Miscellaneous Expenses					78
Total Costs and Expenses	319,484	257,643	842,964	898,694	2,797,489

OPERATING LOSS	(243,250)	(186,228)	(603,389)	(756,968)	(2,298,178)

OTHER INCOME AND EXPENSE
Other Income		97	86,762	99	86,861
Income generated from revenue			187,699		187,699
Share Agreement
Expenses incurred from Revenue
Share Agreement	(15,308)		(145,362)		(145,362)
Loss on Impairment of intangible			(683,333)		(683,333)
assets
Interest Expense	(7,697)	(5,439)	(23,174)	(19,698)	(54,653)
Interest Expense attributable to
amortization of discount	(19,405)		(187,518)		(203,946)
Expense attributable to issuance
of shares pursuant to contractual
obligation	(17,720)		(17,720)		(17,720)
Expense attributable to issuance of
Non Voting Convertible Preferred
Shares in connection with Stock
Purchase Agreement	(75,000)		(75,000)		(75,000)
TOTAL OTHER INCOME AND EXPENSE	(135,130)	(5,342)	(857,646)	(19,599)	(905,454)

LOSS BEFORE INCOME TAXES	(378,380)	(191,570)	(1,461,035)	(776,567)	(3,203,632)
income Taxes	0	0	0	0	0

NET INCOME (LOSS)	(378,380)	(191,570)	(1,461,035)	(776,567)	(3,203,632)
Beneficial conversion feature
attributable to issuance of NonVoting
Preferred Stock	(32,142)		(32,142)		(32,142)

NET INCOME (LOSS) available to
common shareholders	(410,522)	(191,570)	(1,493,177)	(776,567)	(3,235,774)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE	$ (0.00)	$ (0.01)	$ (0.03)	$ (0.04)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	119,459,306	20,434,036	55,643,483	19,620,953

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

Material Changes in Results of Operations

Revenues were $101,476 for the three months ended May 31, 2012 and $110,455 for the three months ended May 31, 2011.  Net Losses were $378,380 for the three months ended May 31, 2012 and $191,570 for the three months ended May 31, 2011

The increase in Net Losses of approximately  97% is primarily attributable to:

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

Decrease in Cost of Revenue of $13,798

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

None.

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

10.1	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY *

10.2	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY **

10.3	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY ***

10.4	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY ****

10.5	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY *****

10.6	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY ******

* Filed previously as Exhibit 10.1 of the Form 10Q filed by the Company with the Securities and Exchange Commission on July 16,2012
** Filed previously as Exhibit 10.2 of the Form 10Q filed by the Company with the Securities and Exchange Commission on July 16,2012
*** Filed previously as Exhibit 10.3 of the Form 10Q filed by the Company with the Securities and Exchange Commission on July 16,2012
**** Filed previously as Exhibit 10.4 of the Form 10Q filed by the Company with the Securities and Exchange Commission on July 16,2012
***** Filed previously as Exhibit 10.5 of the Form 10Q filed by the Company with the Securities and Exchange Commission on July 16,2012
****** Filed previously as Exhibit 10.6 of the Form 10Q filed by the Company with the Securities and Exchange Commission on July 16,2012

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.
a Nevada corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Date: July 23 2012