Form 10-K
period 2012-08-31
ENTEST BIOMEDICAL, INC.
filed 2013-02-01
CIK 1449447

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending August 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission file number: 333-154989

ENTEST BIOMEDICAL, INC.

(Name of small business issuer in its charter)

Nevada	26-3431263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Spring Street, Suite 304, La Mesa, California, 91942

(Address of Principal executive offices)

Issuer’s telephone number: (619) 702-1404

_______________

Securities registered under Section 12(b) of the “Exchange Act” None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☐
Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $528,715

As of January 25, 2013 Entest BioMedical, Inc. had 446,519,900 common shares outstanding, 3,201,397 Series B Preferred shares outstanding, and 5,000 Series AA preferred shares outstanding and 75,000 Non Voting Convertible Preferred shares outstanding.

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

Upon acquisition of Entest CA, we abandoned our efforts in the field of active/leisure fashion design clothing.  Our business is currently the business of Entest CA, and we currently intend to develop and commercialize therapies, medical devices and medical testing procedures. On July 12, 2009 we adopted the name of Entest CA when we changed our name to Entest BioMedical, Inc.

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

The process by which a new drug is approved for use in humans within the United States generally begins prior to submission of the IND (Investigational New Drug Application) with the FDA.

Prior to submission of the IND, the sponsor of the drug compound under development must test the drugs on laboratory animals (preclinical testing) in order that toxicity may be determined and efficacy may be demonstrated. The results of such preclinical testing is crucial in determining whether or not the sponsor may proceed onto clinical trials on human beings and preclinical testing is required to be performed on multiple species.

Drug studies in humans can begin only after an IND is reviewed by the FDA and a local institutional review board (IRB). The board is a panel of scientists and non-scientists in hospitals and research institutions that oversees clinical research.

IRBs approve the clinical trial protocols, which describe the type of people who may participate in the clinical trial, the schedule of tests and procedures, the medications and dosages to be studied, the length of the study, the study's objectives, and other details. IRBs make sure the study is acceptable, that participants have given consent and are fully informed of their risks, and that researchers take appropriate steps to protect patients from harm.

After trial protocols have been approved the sponsor moves on to Phase I clinical trials (to determine safety and toxicity in a small number of volunteers) and, if Phase 1 studies don't reveal unacceptable toxicity, Phase II and Phase III clinical trials to determine effectiveness.

The process by which a new drug is approved for veterinary  use within the United States generally begins with the sponsor researching  and developing  the new compound and conducting  initial (“pilot”) studies on it for a specific use in a specific animal species (called the “target animal” species) If the results of the pilot studies are promising and there is a potential market for the drug, the drug sponsor contacts The US Food and Drug Administration’s Center for Veterinary Medicine (CVM) to officially begin the drug approval process by opening an Investigational New Animal Drug (“INAD”) file.  Information is submitted regarding Chemistry, Manufacturing, and Controls; Effectiveness; Target Animal Safety; Human Food Safety(if applicable); Environmental Impact (if applicable) and Labeling in support of the NADA (New Animal Drug Application) which is submitted by the sponsor for approval by the FDA.

With the exception of a biologic product which can be classified as a medical device,  Biologics developed for human use generally are undergo the same path to FDA approval as  for drugs. Biologics classified as medical devices may, in most instance, be subject to premarket approval by the FDA. Medical devices intended for veterinary use are not subject to premarket approval by the FDA.

Veterinary Biologics are regulated by the U.S. Department of Agriculture (USDA)  which is authorized, under the 1913 Virus-Serum-Toxin Act as amended by the 1985 Food Security Act, to ensure that all veterinary biologics produced in, or imported into, the United States are not worthless, contaminated, dangerous, or harmful. The Veterinary Biologics Program of the USDA's Animal and Plant Health Inspection Service (APHIS) oversees the veterinary biologics industry in the United States.

Domestic manufacturers of veterinary biologics, for domestic use or for export, are required to possess a valid U.S. Veterinary Biologics Establishment License and an individual U.S. Veterinary Biologics Product License for each product produced for sale.  Prior to being granted a U.S. Veterinary Biologic Establishment License, the applicant must submit detailed information regarding the facilities and the qualifications of key personnel and must submit to an inspection of the facilities by the Center for Veterinary Biologics, a division of the USDA . To qualify for an establishment license, an applicant also must qualify for at least one product license.

Prior to being granted a U.S. Veterinary Biologics Product License, the applicant must submit detailed information including test reports and research data sufficient to establish purity, safety, potency and efficacy of the product, an Outline of Production, and information regarding labeling and  facilities that are to be used in preparation.

It is the Company’s opinion that factors such as the lack of need for multispecies pre clinical testing, smaller subject size in efficacy testing (subjects generally  in the hundreds for veterinary equivalent of Phase III clinical trials as opposed to generally  in the thousands for Phase III clinical trials for drug compounds for use in humans), lack of the requirement for premarket approval  for medical devices intended for veterinary use should generally lead to a shorter timeframe for approval by the appropriate regulators of drugs, biologics, and medical devices intended for veterinary use as opposed to drugs, biologics, and medical devices intended for human use.

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

On January 4, 2011, 2010, Entest CA acquired from Pet Pointers, Inc. ( a California corporation doing business as McDonald Animal Hospital) and Dr. Gregory McDonald DVM all the goodwill from Dr. McDonald and assets of Pet Pointers, Inc except cash and accounts receivables used in connection with the operation of a veterinary medical clinic located at 225 S. Milpas Street, Santa Barbara, CA 93103 which conducts business under the name McDonald Animal Hospital.

Consideration for the acquisition consisted of:

I. $70,000 in cash

II. $210,000 of the common shares of the Company valued at the closing price per share as of January 4, 2011

III. Payment of no more than $78,000 to a creditor of the sellers to be paid in monthly installments of $1,500 per month

IV. Payment of no more than $25,000 to additional creditors of the sellers to be paid in monthly installments of $825 per month

V. Payment of $50,000 to Dr. McDonald on the first business day of the fourth month following the closing of the acquisition (“Closing”)

The Company also became obligated to make payment to Dr. McDonald of that number of shares of common stock of the Company’s common stock valued at the closing bid price of the trading day immediately prior to issuance which shall equal $70,000 upon completion of the first calendar year during the Employment Period (as such period is defined in the employment agreement entered into between McDonald and Entest CA dated December 31, 2010 ) in which the business acquired generates gross sales in excess of $700,000.

The payment of $50,000 due to Dr. McDonald was satisfied by the Company through the issuance of 143,000 of our common shares to Dr. Gregory McDonald on August 29, 2011.

Dr. McDonald was terminated from his position as Managing Licensee and Supervising Veterinarian of the McDonald Animal Hospital on March 30, 2012.

On October 10, 2012 a Complaint (“Complaint”) was filed in the Superior Court of the State of California against the Company and David Koos by McDonald, a former employee of the Company, alleging breach of contract and breach of the covenant of good faith and dealing in connection with the assumption of lease obligations by the Company in connection with the acquisition of the assets of Pet Pointers, Inc breach of contract and breach of the covenant of good faith and dealing in connection with an employment agreement enters into with McDonald inc connection with the Acquisition, breach of contract in connection with the Acquisition purchase agreement, breach of the covenant of good faith and dealing in connection with the Acquisition purchase agreement, implied indemnity in connection to amounts owed by McDonald to Anthony and Judi Marinelli, the Internal Revenue Service, and the California Franchise Tax Board, intentional misrepresentation, negligent misrepresentation , failure to pay wages and violations of Sections 2802, 203, and 2806 of the California Labor Code. The Complaint sought judgment for nominal damages, actual damages, compensatory damages, lost wages, compensation, expenses wage benefits and penalties pursuant to California Labor Code Sections 203 et al, 2802 and 2806, indemnification, accrued interest, punitive damages, costs of suit and attorney’s fees.

On November 28, 2012 the “Company executed an agreement (“Agreement”) with Gregory McDonald ("McDonald"), Pet Pointers, Inc. ("Pet Pointer") whereby Mc Donald and Pet Pointer would acquire from the Company all assets ( with the exception of cash and accounts receivable) utilized by the Company in the operation of the McDonald Animal Hospital, a full service veterinary clinic owned and operated by the Company and located in Santa Barbara, California (“McDonald Asset Sale”).

As consideration to the Company for the assets acquired, McDonald and Pet Pointers provided to the Company a General release whereby McDonald and Pet Pointer waive, release and discharge the Company and their respective assignees, officers, directors, shareholders, boards, owners, employees, attorneys, agents, trustors, trustees, beneficiaries, heirs, successors, and representatives from all known and unknown claims, demands, causes of action, attorney's fees, costs, or expenses including:

(1) All claims relating to the Complaint.

(2) Those amounts owed by McDonald to Anthony and Judi Marinelli which the Company became obligated to pay on McDonald’s behalf pursuant to the asset purchase agreement entered into between the Company and Gregory McDonald and Pet Pointers, Inc on January 4, 2011.

(3) Those amounts owed by McDonald to the Internal Revenue Service which the Company became obligated to pay on McDonald’s behalf pursuant to the asset purchase agreement entered into between the Company and Gregory McDonald and Pet Pointers, Inc on January 4, 2011.

(4) Those amounts owed by McDonald to the California Franchise Tax Board which the Company became obligated to pay on McDonald’s behalf pursuant to the asset purchase agreement entered into between the Company and Gregory McDonald and Pet Pointers, Inc on January 4, 2011.

Assets disposed of pursuant to the Agreement include approximately $4,897 of Property Plant and Equipment net of accumulated depreciation as well as all inventory held at the McDonald Animal Hospital.

Assets disposed of pursuant to the Agreement also include

(i) Essentially all intellectual property, including computer software, utilized in connection with the operation of the McDonald Animal Hospital

(ii) All telephone numbers, fax numbers, service marks, trademarks, trade names, fictitious business names, websites, business email addresses, vendor lists, promotional materials, vendor records and any and all business records including, but not limited to, such items stored in computer memories, microfiche, paper record or by any other means relevant to the operation of the McDonald Animal Hospital.

(iii) All customer lists, customer contacts, and any and all customer records that are related to the McDonald Animal Hospital.

As a result of the agreement, the Company anticipates recording a non-cash pre-tax charge for the impairment of goodwill recorded in connection with the acquisition of the McDonald Animal Hospital of approximately $405,000 for the quarter ended November 30, 2012.

Pursuant to the Agreement, the Company became obligated to make payment of $13,000 within five days of the Closing of the Agreement as such term is defined in the Agreement.

Pursuant to the Agreement, the Company agrees to waive, release and discharge McDonald and Pet Pointer from all known and unknown claims, demands, causes of action, attorney's fees, costs, or expenses.

Pursuant to the Agreement, the Company agrees not to engage in a competing business within a 5 mile radius of the property currently housing the McDonald Animal Hospital for three years.

The acquisition of existing veterinary clinics / hospitals remains an integral part of the Company’s business plan. At this time, the company is seeking to identify and acquire veterinary practices existing and operating within the areas of San Diego, California and Orange County, California .The Company believes that these areas are close enough in proximity the Company’s headquarters to allow ease of interaction with the Company's management . In addition, the Company believes owning and operating veterinary clinics within the San Diego, California and Orange County , California areas will provide greater convenience for persons involved with the Company's research and development activities who may be required to utilitize those facilities. The company is currently in discussions with entities it believes can expedite local clinic acquisitions.

The Company has not undertaken any discussions with any pharmaceutical companies regarding the commercialization of any products under development. None of the Company’s products have been approved by any regulatory body for marketing within the United States or anywhere else. No assurance can be given that all or any of the Company’s currently planned products will ever be commercialized. Therapies which are veterinary biologics may be administered to patients of veterinary clinics that may be acquired prior to licensure under the exemption provided by 9 CFR 107.1, which exempts a veterinary biologic from Federal regulation if the product was manufactured by veterinarians AND intended solely for use with their clients' animals under a veterinarian-client-patient (VCP) relationship.

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

ImenVax™ I

ImenVax™ I, currently under development by the Company, is a therapeutic for canine cancer which involves isolating tumor cells from the patient and then placing the cells into a cell implant device that is inserted subcutaneously into the patient.  The resulting expression of tumor antigens from the device is intended to generate an anti-tumor immune response. The implant chamber device provokes immune responses to the tumor cells isolated from the patient’s own tumor through a process known as indirect presentation. Tumor cells implanted in the device are exposed to conditions that are distinct from the tumor’s environment from which they were isolated. This altered environment allows for anti-tumor responses that are not ordinarily observed in the natural tumor progression.

The cells are :

1) Isolated from the tumor and freed from the natural tumor microenvironment

2) Subjected to an initial ischemic condition of hypoxia that induces increased antigen expression

3) Allowed to repopulate within the device in a context that facilitates extended release of tumor antigens.

The device utilized is comprised of a 0.4 micron inner membrane to retain the implanted cells and an outer 5 micron membrane that allows blood vessels to form on the surface to enhance biocompatibility. The outer membrane is held in place by a polyester mesh. The membranes are sonically sealed using a polyester mesh insert.

The device contains a surface architecture that promotes vascularization in-vivo. There is an initial ischemic phase that may additionally influence the tumor cell growth characteristics and genetic regulation of the tumor cells.

It is hypothesized that shortly after implantation, the expression of immunosuppressive molecules is down regulated while the release of antigens is maintained, thus allowing immune responses to occur that would normally be suppressed.

The Antigens that are released from the implanted device are taken up by antigen presenting cells (APC).

It is believed that the APCs will be trained to recognize the cancer cells and alert the body’s immune response, activating antibodies and T cells to destroy the tumor cells.

The Company is currently conducting a ten dog safety study to Evaluate ImenVax™ I for the Treatment of Canine Oral Melanoma and determine adverse effects, if any. As of May 17, 2012 three dogs suffering from oral melanoma have been administered the therapy with no dog suffering any material adverse reaction.

Inclusion in the Safety Study is limited to ten dogs with histologically confirmed canine oral melanoma with a Studied Karnofsky performance status of one or less. The subject are required to be over  eight kg with measurable tumor lesions by caliper or imaging, either primary or metastatic,  that may or may not have had prior non-immunological-based therapy. No concurrent NSAID therapy is allowed and previous use of immune-based therapies is not permitted. Subjects are required to  have a two month life expectancy, and, not have any disease or condition (other than the cancer)  that would preclude living for 3 to 6 months.

Toxicity is evaluated prior to, and after, treatment and monthly for  a period of 3 months. To date, subjects have been recruited solely from patients of the McDonald Animal Hospital in order that the therapy may be administered licensure under the exemption provided by 9 CFR 107.1, which exempts a veterinary biologic from Federal regulation if the product was manufactured by veterinarians AND intended solely for use with their clients' animals under a veterinarian-client-patient (VCP) relationship. To date, 3 dogs have been enrolled in the safety study with none exhibiting any adverse effects. The Company estimates that an additional $100,000 will be required to be expended to complete the safety study.

Subsequent to completion of the safety study and pending favorable results, the Company plans to offer ImenVax™ I to its own patients under the exemption provided by 9 CFR 107.1, which exempts a veterinary biologic from Federal regulation if the product was manufactured by veterinarians AND intended solely for use with their clients' animals under a veterinarian-client-patient (VCP) relationship subject to the successful acquisition of one or more veterinary clinics by the Company.

ImenVax™ II

Also in early stage development by the Company is a version of ImenVax™ called ImenVax™ II which utilizes cell lines for sustained release of immunologically relevant cytokines for maximum anti-tumor immune responses. It is believed by the Company that this controlled release of cytokines will act as an adjuvant to be combined with patient’s tumor cells (antigens) within an implantable membrane encapsulation device.

ImenVax™ II is designed to function in a manner similar to ImenVax™ I. However, In order to further potentiate the tumor antigen specific immune responses, the Company intends to include adjuvant cytokine(s) along with tumor cells into the implantation device.   The adjuvants can be added through cytokine expressing cell line. The implantation device to be utilized for administering ImenVax™ II is expected to be substantially similar to that utilized in administering ImenVax™ I.

ImenVax™ III

ImenVax III is intended to function by harnessing the ability of placental extracts to combat canine cancers. ImenVax™III is intended to treat existing tumors through stimulation of immune responses to:

a) kill tumor cells directly;

b) indirectly kill tumor cells by cutting off the tumor blood supply; and

c) block the ability of the tumor to suppress the immune system.

Xenogeneic (from different species) antigen induced immunity has been shown to break self tolerance and capable of engendering immune responses against the endogenous counterpart self-antigen. The use of xenogeneic placental derived agents such as VEGF (vascular endothelial growth factor) has demonstrated regression of soft tissue sarcomas in dogs (Kamstock D, Elmslie R, Thamm D, Dow S. 2007. Evaluation of a xenogeneic VEGF vaccine in dogs with soft tissue sarcoma. 56(8): 1299-309).

ImenVax™ III is intended to be an off the shelf formulation , manufactured under GMP,  which shall harness the power of trophoblasts (cells forming the outer layer of a blastocyst, which provide nutrients to the embryo and develop into a large part of the placenta) derived  from human placental tissue to combat canine cancers . No tissue processing is required for the administration of the ImenVax™ III therapy as opposed to I and II as no cellular material from the patient is utilized.

ENT-576™

ENT-576™ is a proprietary therapy being developed by the Company for the treatment of Chronic Obstructive Pulmonary Disease (COPD) such therapy comprising of:

a) extracting a therapeutic number of cells from a tissue containing in part a stem cell population;

b) processing said population of cells derived from said tissue so as to concentrate said stem cell population;

c) systemic re-administration of said cell population into the same patient; and

d) exposing the patient lung to a sufficient intensity and frequency of laser irradiation necessary to augment therapeutic activity of said cells in said patient suffering from COPD. The Company has also considered  utilizing an FDA approved biochemical drug to produce the desired augmentation of therapeutic activity.

A therapeutic intervention in COPD would require addressing the issues of inflammation and regeneration. Although approaches such as administration of bone marrow stem cells or fat derived cellular components have both regenerative and anti-inflammatory activity in animal models, the Company feels  that the  need to enhance their potency for clinical applications can be addressed through the usage of low level lasers which studies have demonstrated  may induce growth factor production, inhibit  inflammation and  stimulate angiogenesis.

There can be no assurance that approvals required will be obtained for any of the Company’s current therapies under development, or that if such approvals are obtained that the Company will be able to effectively market its therapies. There can be no assurance given that actual costs and timeframes related to commercialization for any proposed product will not deviate materially from the Company’s estimation. Currently, none of the Company’s products under development may be administered or marketed in the United States or outside of the United states except pursuant to an exemption from relevant regulation. The Company does not anticipate conducting further research and development related to ENT-576™ until completion of the Safety Study due to limited resources available to the Company.

Distribution methods of the products or services:

The Company intends to distribute its products and services through several channels including:

(a)	utilization of an internal sales force to market directly to veterinary professionals
(b)	distribution through acquired veterinary clinics if and when such clinics are acquired
(c)	utilization of contract sales organizations

On October 19, 2011 the Company entered into an agreement with RenovoCyte  LLC and Medistem Inc. (“Agreement”)  whereby the Company shall provide research services to RenovoCyte  LLC in connection with a ten dog pilot study to determine the safety and effectiveness of the utilization of stem cell therapy for the treatment of arthritis in animals (“Pilot Study”). The term of the Agreement is from October 19, 2011 until the earlier of the completion of the Pilot Study or October 19, 2015 unless terminated by RenovoCyte LLC due to an event of force majeure exceeding a period of 4 months. As consideration for providing services pursuant to the Agreement, the Company shall enjoy joint publishing rights with regards to the results of the Pilot Study.  Canine mesenchymal multipotent stem cell injections to be utilized during the course of the Pilot Study shall be provided to the Company by RenovoCyte LLC at no cost to the Company.

As of January 26, 2013 there have been 8 canine patients treated through the Pilot Study.

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

We intend to be competitive by acquiring veterinary hospitals to serve as distribution channels for the products and services we produce. We also intend to be competitive by utilizing the services and advice of individuals that we believe have expertise in their field in order that we can concentrate our resources on projects in which products and services in which we have the greatest potential to secure a competitive advantage may be developed and commercialized ..

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

Members of the Advisory Board include as follows:

Dr. Brian Koos, MD:

Dr. Brian Koos is Professor and Vice Chair at Obstetrics and Gynecology at the David Geffen School of Medicine at UCLA, Professor at the Brain Research Institute at the UCLA School of Medicine, and Director of the Maternal-Fetal Medicine Fellowship (UCLA). Dr. Koos received his MD from Loma Linda University School of Medicine. Dr. Brian Koos is the brother of David R. Koos, the Company’s Chairman, President and CEO.

Dr. Koos serves as a member of the Advisory Board pursuant to an agreement by and between the Company and Bio-Matrix Scientific Group, Inc. entered into on June 19, 2009 whereby the Bio-Matrix Scientific Group, Inc assigned its rights to the services of Dr. Koos to the Company for consideration to Bio-Matrix Scientific Group of $10,000. Those rights included the services of Dr. Koos as a member of the Company’s Advisory Board for a period ending April 8, 2014.

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

Dr. Josephs serves as a member of the Advisory Board at will and at the pleasure of the Board of Directors of the Company. There is no binding agreement by and between the Company and Dr. Josephs regarding membership on the Advisory Board.

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

Dr. Carrier has served as co investigator for the following clinical protocols:

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

Dr. Carrier serves as a member of the Advisory Board at will and at the pleasure of the Board of Directors of the Company. There is no binding agreement by and between the Company and Dr. Carrier regarding membership on the Advisory Board

Dr. Feng Lin, MD:

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

Dr. Lin serves as a member of the Advisory Board at will and at the pleasure of the Board of Directors of the Company. There is no binding agreement by and between the Company and Dr. Lin regarding membership on the Advisory Board.

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

Dr. Bogin studied medicine at the Yale University School of Medicine and the University of Rochester School of Medicine and Dentistry.

Dr. Bogin serves as a member of the Advisory Board at will and at the pleasure of the Board of Directors of the Company. There is no binding agreement by and between the Company and Dr. Bogin regarding membership on the Advisory Board.

Brenda S. Phillips, D.V.M.

Dr. Phillips is a veterinary oncologist and co owner of Veterinary Specialty Hospital of San Diego. She received her Doctor of Veterinary Medicine in 1992 from Michigan State University, College of Veterinary Medicine.

Dr. Phillips agreed on January 6, 2011 to serve as a member of the Advisory Board for a period of 24 months. In connection with that agreement, Dr. Phillips received 10,000 common shares of the Company.

The U.S. market for veterinary services is highly fragmented. According to the American Veterinary Medical Association, there were more than 51,000 veterinarians practicing at the end of 2009. The principal factors in a pet owner’s decision as to which veterinarian to use include convenient location and hours, personal recommendations, reasonable fees and quality of care. In order to be competitive in the animal healthcare industry, we intend to direct our marketing efforts related to clinics , if and when they may be acquired, toward increasing the number of annual visits from existing clients through customer education efforts and toward attracting new clients through local print advertising campaigns.

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

The practice of veterinary medicine is primarily subject to State regulation. The Company will be required to comply with the statutes rules and regulations of the State in which an acquired veterinary clinic is located. Within the State of California, where the Company is focusing its acquisition efforts ,  the practice of veterinary medicine  is primarily governed pursuant to The California Veterinary Medicine Practice Act (CA Bus.& Prof. Code § 4800 et seq.).

Amount spent during the last fiscal year on research and development activities

During the fiscal year ended August 31, 2012 we expended $5,798 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local);

Entest has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of January 26, 2013, Entest has _____ employees of which _____ are full time.

Item 2. Properties

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

On May 24, 2012, a Complaint (“Complaint”) was filed in the U.S. Bankruptcy Court for the District of Oregon against the Company by Titterington Veterinary Services Inc. (“TVS”). The Complaint is an adversary proceeding filed by TVS arising from TVS’s bankruptcy case currently pending in U.S. Bankruptcy Court for the District of Oregon. The Complaint alleges Breach of Contract resulting from the Company’s alleged failure to pay certain expenses the Company was required to pay pursuant to an agreement with TVS, Dr. Ronald Titterington, DVM and Dr. Kathy Snell, DVM (“TVS Agreement”). TVS is seeking a judgment and money award against the Company in an amount to be proven at trial which TVS estimates in the Complaint to be up to $50,000. TVS is also seeking a judgment and order against the Company to provide an accounting of all revenues received by the Company pursuant to the TVS Agreement, all expenses paid, unpaid, and due and owing  pursuant to the TVS Agreement as well as a revenue share which TVS claims is due them pursuant to the TVS Agreement. TVS is also seeking a judgment requiring the Company to turn over a sum of money equal to expenses the Company was obligated to pay pursuant to the TVS Agreement. TVS is also seeking attorney’s fees and expenses.  The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter. At this time, it is not possible to predict the ultimate outcome of these matters and an outcome unfavorable to the Company may have a material adverse effect on the Company. On September 19, 2012 the Plaintiff’s Claim for Relief for turnover and an accounting under 11 U.S.C. § 542 and the Plaintiff's Claim for Relief for attorney fees were dismissed with prejudice and , as per the claim of breach of contract, the proceeding was transferred to the United States Bankruptcy Court for the District of Southern California for all further proceedings.

On October 10, 2012 a Complaint(“Complaint”) was filed in the Superior Court of the State of California against the Company and David Koos by Dr. Gregory McDonald, a former employee of the Company, alleging breach of contract and breach of the covenant of good faith and dealing in connection with the assumption of lease obligations by the Company in connection with the acquisition of the assets of Pet Pointers, Inc (“Acquisition”) (Note 9) breach of contract and breach of the covenant of good faith and dealing in connection with an employment agreement enters into with Dr. McDonald inc connection with the Acquisition, breach of contract in connection with the Acquisition purchase agreement, breach of the covenant of good faith and dealing in connection with the Acquisition purchase agreement, implied indemnity in connection to amounts owed by Dr. McDonald to Anthony and Judi Marinelli, the Internal Revenue Service, and the California Franchise Tax Board, intentional misrepresentation, negligent misrepresentation , failure to pay wages and violations of Sections 2802, 203, and 2806 of the California Labor Code. The Complaint seeks judgment for nominal damages, actual damages, compensatory damages, lost wages, compensation, expenses wage benefits and penalties pursuant to California Labor Code Sections 203 et al, 2802 and 2806, indemnification, accrued interest, punitive damages, costs of suit and attorney’s fees.

On November 28, 2012, a settlement of the aforementioned Complaint, the “Company executed an agreement (“Agreement”) with Gregory McDonald ("McDonald"), Pet Pointers, Inc. ("Pet Pointer") whereby Mc Donald and Pet Pointer would acquire from the Company all assets ( with the exception of cash and accounts receivable) utilized by the Company in the operation of the McDonald Animal Hospital (“McDonald Asset Sale”).

As consideration to the Company for the assets acquired, McDonald and Pet Pointers provided to the Company a General release whereby McDonald and Pet Pointer waive, release and discharge the Company and their respective assignees, officers, directors, shareholders, boards, owners, employees, attorneys, agents, trustors, trustees, beneficiaries, heirs, successors, and representatives from all known and unknown claims, demands, causes of action, attorney's fees, costs, or expenses including:

(1) All claims relating to the Complaint.

(2) Those owed by McDonald to Anthony and Judi Marinelli which the Company became obligated to pay on McDonald’s behalf pursuant to the asset purchase agreement entered into between the Company and Gregory McDonald and Pet Pointers, Inc

(3) Those amounts owed by McDonald to the Internal Revenue Service which the Company became obligated to pay on McDonald’s behalf pursuant to the asset purchase agreement entered into between the Company and Gregory McDonald and Pet Pointers, Inc

(4) Those amounts owed by McDonald to the California Franchise Tax Board which the Company became obligated to pay on McDonald’s behalf pursuant to the asset purchase agreement entered into between the Company and Gregory McDonald and Pet Pointers, Inc

Assets disposed of pursuant to the Agreement include all Property Plant and Equipment as well as all inventory held at the McDonald Animal Hospital.

Assets disposed of pursuant to the Agreement also include:

(i) Essentially all intellectual property, including computer software, utilized in connection with the operation of the McDonald Animal Hospital

(ii) All telephone numbers, fax numbers, service marks, trademarks, trade names, fictitious business names, websites, business email addresses, vendor lists, promotional materials, vendor records and any and all business records including, but not limited to, such items stored in computer memories, microfiche, paper record or by any other means relevant to the operation of the McDonald Animal Hospital.

(iii) All customer lists, customer contacts, and any and all customer records that are related to the McDonald Animal Hospital.

On January 15, 2013 the Company received from Asher Enterprises, Inc.(“Asher”) a written demand for payment of $189,000 ( representing 150% of the outstanding principal balance) plus accrued interest at the Default rate of interest which is 22% per annum. The Demand stems from Asher’s assertion that the Company has defaulted on provisions in two Convertible Notes in the principal amounts of $63,000 per note issued by the Company to Asher as a result of the Company’s failure to comply with the reporting requirements of the Securities and Exchange Act of 1934. Collectively the amount of $189,000 plus accrued interest at the Default rate of interest which is 22% per annum may be referred to as the Default Amount

Pursuant to the terms and conditions of the two notes, in the Event that the Company fails to pay the Default Amount within five business days of written notice that such amount is due and payable, then the Asher shall have the right at any time, so long as the Company remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Company, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Company equal to the Default Amount divided by the Conversion Price then in effect pursuant to the terms and conditions of the notes.

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

The Company’s authorized capital stock consists of 2,000,000,000 shares of common stock with a par value $0.001, and 5,000,000 shares of preferred stock with a par value $0.001 per share.  As of November 1, 2011 there are 20,890,501 shares of common stock issued and outstanding and 5,000 shares of Series AA preferred stock issued and outstanding.

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

September 1, 2011 to August 31, 2012	High	Low
First Quarter	$0.598	$0.1387
Second Quarter	0.100	0.03
Third Quarter	0.034	0.0017
Fourth Quarter	$0.0225	$0.0025
September 1, 2010 to August 31, 2011	High	Low
First Quarter	$0.30	$0.52
Second Quarter	4.190	1.250
Third Quarter	2.900	1.180
Fourth Quarter	$1.1730	$0.390

Holders

As of August 31, 2012 there were approximately 339 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending August 31, 2012. We do not expect to declare cash dividends in the immediate future. On March 6, 2012 a dividend of 3,201,397 shares of Series B Preferred Stock was paid to the Company’s common shareholders of record as of February 21, 2012.

Recent Sales of Unregistered Securities

For the Fiscal Year Ended August 31, 2012:

Shares issued for Services:

On October 7, 2011 the Company issued 50,000 shares of common stock (“Shares”) to a consultant for services rendered.

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

On November 22, 2011 the Company issued 18,333 shares of common stock (“Shares”) to a consultant for services rendered.

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

On January 10 , 2012 the Company issued 27,499 shares of common stock (“Shares”) to a consultant for services rendered.

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

On February 26, 2012 the Company issued 174,663 shares of common stock (“Shares”) to a consultant for services rendered.

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

On March 14, 2012 the Company issued 3,000,000 shares of its common stock (“Shares”) to the order of Capital Path Securities LLC for acting as the Company’s exclusive advisor and placement agent in connection with the Equity Purchase Agreement and Registration Rights Agreement entered into by and between the Company and Southridge Partners II, LP (“Southridge”) on February 27, 2012.

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

On April 3, 2012 the Company issued 50,000,000 shares of common stock (“Shares”) to David R. Koos as a bonus.

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

On April 3, 2012 the Company issued 27,000,000 shares of common stock (“Shares”) to seven employees as bonuses.

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

On April 3, 2012 the Company issued 15,000,000 shares of common stock (“Shares”) to Joseph G. Vaini as bonus.

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

Joseph G. Vaini may not offer to sell, sell, transfer, pledge or otherwise dispose of the Shares prior to April 2, 2017 (“Restricted Period”).

In the event that, prior to the expiration of the Restricted Period, Joseph G. Vaini declines to provide if requested to provide, or is unable to provide if requested to provide, consulting services to the Company of a nature that have been customarily provided by Joseph G. Vaini to the Company the Shares shall be forfeited.

On March 27, 2012 the Company issued 75,000 shares of its nonvoting convertible preferred stock to Southridge in accordance with the terms of the Equity Purchase Agreement entered into by and between the Company and Southridge on February 27, 2012..

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

Shares issued for Intangible Assets:

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

Shares Issued for Debt:

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

On December 12, 2011 the Company issued 258,824 shares of common stock (“Shares”) in satisfaction of $11,000 principal amount of Convertible Notes Payable.

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

On January 27, 2012 the Company issued 227,963 shares of common stock (“Shares”) in satisfaction of $7,500 principal amount of Convertible Notes Payable.

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

On March 26, 2012 the Company issued 3,017,502 shares of common stock (“Shares”) in satisfaction of $24,650 of Convertible Notes Payable.

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

On April 10, 2012 the Company issued 5,555,555 shares of common stock (“Shares”) in satisfaction of $10,000 of Convertible Notes Payable.

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

On April 18, 2012 the Company issued 1,250,000 shares of common stock (“Shares”) in satisfaction of $2,000 of Convertible Notes Payable

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

On May 9, 2012 the Company issued 5,000,000 shares of common stock (“Shares”) in satisfaction of $500 of principal indebtedness of Convertible Notes Payable.

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

On June 20, 2012 the company issued 19,054,140 common shares (“Shares”) in satisfaction of $75,842 of Convertible Notes Payable.

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

On June 25, 2012 the company issued 1,808,172 common shares (“Shares”) in satisfaction of $6,627 of Convertible Notes Payable.

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

On August 9, 2012 the Company issued 15,976,380 common shares (“Shares”) in satisfaction of $19,880 of Convertible Notes Payable.

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

On October 17, 2012 the Company issued 23,000,000 common shares (“Shares”) in satisfaction of $19,320 of outstanding convertible indebtedness.

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

On October 22, 2012 the Company issued 10,810,811 common shares(“Shares”) in satisfaction of $8,000 of outstanding convertible indebtedness.

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

Shares issued for interest:

On January 27, 2012 the Company issued 51,672 common shares (“Shares”) in satisfaction of $1,700 of interest accrued but unpaid.

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

On April 10, 2012 the Company issued 833,333 common shares (“Shares”) in satisfaction of $1,500 of interest accrued but unpaid.

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

On April 18, 2012 the Company issued 875,000 common shares (“Shares”) in satisfaction of $1,400 of interest accrued but unpaid.

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

On May 9, 2012 the Company issued 1,300,000 common shares (“Shares”) in satisfaction of $1,300 of interest accrued but unpaid.

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

Shares issued pursuant to Contractual Obligations:

On April 11, 2012 the Company issued 1029679 common shares (“Shares”) pursuant to contractual obligations contained in certain convertible notes outstanding.

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

On April 11, 2012 the Company issued 2,306,275 common shares (“Shares”) pursuant to contractual obligations contained in certain convertible notes outstanding.

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

On April 13, 2012 the Company issued 2,430,753 common shares (“Shares”) pursuant to contractual obligations contained in certain convertible notes outstanding.

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

On August 2, 2012 the Company issued 1,536,948 common shares (“Shares”) pursuant to contractual obligations contained in certain convertible notes outstanding.

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

Issuance of Convertible Debentures:

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

The securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The securities were sold directly through our management. No commission or other consideration was paid in connection with the sale of the securities. There was no advertisement or general solicitation made in connection with this Offer and Sale of securities.

The note contained a provision that until such time as the shares of common stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of common stock issuable upon conversion of the note  that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend.

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

The securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The securities were sold directly through our management. No commission or other consideration was paid in connection with the sale of the securities. There was no advertisement or general solicitation made in connection with this Offer and Sale of securities.

The note contained a provision that until such time as the shares of common stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of common stock issuable upon conversion of the note  that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend.

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

On February 28, 2012 the Company amended the terms of  $85,500 in existing principal indebtedness as well as 3,710  of interest accrued but unpaid to be as follows:

The aggregate indebtedness of $89,210 shall bear simple interest, be payable upon demand of the holder, and be convertible into the common shares of the company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg. provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares shall be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price (“Bonus Shares”). The company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

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

The securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The securities were sold directly through our management. No commission or other consideration was paid in connection with the sale of the securities. There was no advertisement or general solicitation made in connection with this Offer and Sale of securities.

The note contained a provision that until such time as the shares of common stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of common stock issuable upon conversion of the note  that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend.

On June 15, 2012 the Company amended the terms of $102,349 in existing principal indebtedness as follows:

The Aggregate Indebtedness of $102,349 is convertible at Holder’s option at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares shall be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price (“Bonus Shares”). The company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

On July 26, 2012, the Company issued a convertible note in the principal amount of $63,000 to Asher Enterprises, Inc. The Note bears interest at the rate of 8% per annum and matures on April 30, 2013. The Note is convertible any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note into common stock of the Company, at Asher’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 Trading Day period prior to conversion as Trading Day is defined in the Note.

The securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The securities were sold directly through our management. No commission or other consideration was paid in connection with the sale of the securities. There was no advertisement or general solicitation made in connection with this Offer and Sale of securities.

The note contained a provision that until such time as the shares of common stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of common stock issuable upon conversion of the note  that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend.

On August 21, 2012 the Company amended the terms of $59,000 in existing principal indebtedness as follows:

The Aggregate Indebtedness of $59,000 is convertible at Holder’s option at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 10 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares shall be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price (“Bonus Shares”). The company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock

On September 20, 2012 the Company issued a convertible promissory note in the amount of $63,000 cash from which was received September 27, 2012. The note bears an interest rate of eight percent (8%), matures on June 25, 2013. and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a thirty nine percent (39%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date.

The securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The securities were sold directly through our management. No commission or other consideration was paid in connection with the sale of the securities. There was no advertisement or general solicitation made in connection with this Offer and Sale of securities.

The note contained a provision that until such time as the shares of common stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of common stock issuable upon conversion of the note  that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend.

Use of Proceeds, Registered Offering

The Company has filed a registration statement on Form S-1 under the Securities Act of 1933 registering for resale up to 37,640,314 shares of our common stock by Southridge which are Put Shares that may be put to Southridge pursuant to an Equity Purchase Agreement dated as of June 1, 2012 by and between Southridge and the Company (“June Purchase Agreement”). The Registration Statement was declared effective by the United States Securities and Exchange Commission on August 27, 2012.

The June Purchase Agreement with Southridge provides that Southridge is committed to purchase up to $10 million of our common stock. We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the June Purchase Agreement.

We will not receive any proceeds from the sale of the common stock offered through this prospectus by Southridge. However, we will receive proceeds from any sale of the common stock under the Purchase Agreement to Southridge

Between September 4, 2012 and September 17, 2012 the Company sold 26,802,465 common shares to Southridge for the gross amount of $50,000 pursuant to the June Purchase Agreement. The proceeds were utilized as follows:

(1)	$20,000 was utilized to pay debt due to Southridge
(2)	$2,500 was paid to Capital Path Securities who acted as placement agent
(3)	$27,500 was utilized for working capital purposes

On October 2 , 2012 the Company sold 10,837,849 common shares to Southridge for the gross amount of $14,300 pursuant to the June Purchase Agreement. Total gross proceeds of $14,300 were utilized to pay $14,300 of debt due to Southridge by the Company.

Item 6. Selected Financial Data

As we are a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of August 31, 2012, we had Trade Accounts Receivable of $ 2,268 and as of August 31, 2011 we had Trade Accounts Receivable of $3,135.

The decrease in Trade Accounts Receivable of approximately 27% is attributable to successful collection of $867 of delinquent payments due from a client of the McDonald Animal Hospital.

As of August 31, 2012 we had Due from an Affiliate of $39,140 and as of August 31, 2011 we had Due from an Affiliate of $0.

The increase in Due from an Affiliate is primarily attributable to the reclassification of $59,500 of rental expenses prepaid to a shareholder of the Company to a non interest bearing liability of the shareholder due at the demand of the Company as well as $240 in expenses paid by the Company for the benefit of the shareholder offset by a payment made to the company during the twelve months ended August 31, 2012 of $20,600.

As of August 31, 2012, we had a balance of $13,000 in Current Portion of Prepaid Expenses compared to August 31, 2011 where the balance totaled $62,200.

The decrease in Current Portion of Prepaid Expenses of approximately 79% was primarily attributable to the reclassification of rental expenses prepaid to a shareholder of the Company to a non interest bearing liability of the shareholder due at the demand of the Company.

As of August 31, 2012, the balance in Non-Current Portion of Prepaid Expenses totaled $0 compared to the August 31, 2011 balance of $10,300.

The decrease in the Non-Current Portion of Prepaid Expenses was primarily attributable to the applicable portion of Prepaid Rent being reallocated from a non-current asset to a current asset.

As of August 31, 2012, we had Deposits in the amount of $1,151  and as of August 31, 2011 we had Deposits of $0..

The decrease in Deposits of 100% is attributable to deposits sent by the Company to San Diego Gas and Electric Company to be being applied toward utility charges incurred by the Company.

As of August 31, 2012, we had Accounts Payable of $74,574 and as of August 31, 2011 we had Accounts Payable of  $27,564 .

The increase in Accounts Payable of approximately 170 % is primarily attributable to s primarily attributable to increases in outstanding obligations of the Company incurred in the course of business as well as the incurring by the Company of $20,199 in payables pursuant to that agreement entered into by and between the Company and Titterington Veterinary Services, Inc., Dr. Ronald Titterington and Dr. Kathy Snell.

As of August 31, 2012 we had Notes Payable of $225,362 and as of August 31, 2011 we had Notes payable of $159,911.

The increase in Notes Payable of approximately 40% is primarily attributable to a combination of additional borrowings by the Company incurred in order to fund operations and the reclassification of $57,500 of accrued salary to Notes Payable as a result of assignment of the rights to that payment to a third party offset by the reclassification of approximately $280,559 of indebtedness to Convertible Notes payable.

As of August 31, 2012 we had Convertible Notes Payable (net of unamortized discount resulting from a beneficial conversion feature) totaling $121,495 and as of August 31, 2011 we had Convertible Notes Payable (net of unamortized discount resulting from a beneficial conversion feature) totaling $42,430. .

The increase in Convertible Notes Payable (net of unamortized discount resulting from a beneficial conversion feature) of approximately 86% is primarily attributable to:

The issuance of $456,059 in convertible debentures through a combination of initial issuances and modifications of the terms and conditions of existing securities

The recognition of $380,480 of interest expense attributable to amortizations of discounts recognized

Offset by:

$369,059 in principal amount of convertible indebtedness converted into common stock

$37,500 in convertible debt prepaid by the Company

$350,915 of discounts on Convertible Notes recognized

As of August 31, 2012 we had Accrued Expenses of $119,726 and As of August 31, 2011, we had Accrued Expenses of $67, 206

The increase in accrued expenses of approximately 78% is primarily attributable to:

(a) $15,239 in net interest accrued

(b) $44,500 in net additions to salaries accrued but unpaid

offset by $7219 net reductions in accrued tax expenses

Material Changes in Results of Operations

Revenues were $426,252 for the twelve months ended August 31, 2012. Revenues were $349,141 for the twelve months ended August 31, 2011. Net Losses were $1,889,563 for the twelve months ended August 31, 2012 and $951,783 for the same period ended August 31, 2011.

The increase in Net Losses of approximately 98% is primarily attributable to:

(a)	Increase in Cost of Revenue of $29,894
(b)	Increase in rental costs of $18,216
(c)	Increase in Consultant’s Expenses of $268,522
(d)	Loss on early extinguishment of Debt recognized in the amount of $18,647
(e)	Increase in Expenses incurred pursuant to that agreement entered into by and between the Company and Titterington Veterinary Services, Inc., Dr. Ronald Titterington and Dr. Kathy Snell.
(f)	Impairment of intangible Assets recognized in the amount of $683,333
(g)	Increases in Interest Expense attributable to amortization of discount in the amount of $364,052
(h)	Expenses incurred resulting from shares issued pursuant to contractual obligations in the amount of $23,868
(i)	Expenses paid for through the issuance of Preferred shares in the amount of $75,000 such expenses being incurred in connection with that Equity Purchase Agreement entered into by and between the Company and Southridge on February 27, 2012.

Offset by :

A decrease in Research and Development Expenses of $103,265

A decrease in general and Administrative Expenses of $231,185

An increase in other income recognized of $94,850 attributable to cancellation of stock previously issued for services

Recognition of $187,699 in revenue realized as a result of that agreement entered into by and between the Company and Titterington Veterinary Services, Inc., Dr. Ronald Titterington and Dr. Kathy Snell.

All operating revenues realized by the Company re primarily derived through provision of Veterinary Services by the McDonald Animal Hospital. The increases in Total Revenues for the twelve months ended August 31,2012 as compared to the twelve months ended August 31 , 2011 is partially attributable to the fact that the acquisition of the assets of Pet Pointers, Inc. by the Company through which the Company acquired the McDonald Animal Hospital, had not occurred until January 4, 2011.

As of August 31, 2012 we had $42,737 cash on hand and current liabilities of $549,157 (exclusive of convertible debt discount attributable to a beneficial conversion feature) such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable, Amounts due to Affiliates / Others and Accrued Expenses.

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

As of January 26, 2013 we are not party to any binding agreements which would commit Entest to any material capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Entest BioMedical Inc.

We have audited the accompanying balance sheets of Entest BioMedical, Inc. as of August 31, 2012, and the related statements of income, stockholders’ equity (deficit), and cash flows for the one-year period ended August 31, 2012. Entest BioMedical, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entest BioMedical, Inc. as of August 31, 2012, and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended August 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

January 25, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

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

/ s /John Kinross-Kennedy

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

October 31, 2011

ENTEST BIOMEDICAL, INC.
Consolidated Balance Sheet
	As of	As of
	August 31,	August 31,
	2012	2011
ASSETS
Current Assets
Cash	$ 42,737	$ 43,901
Trade accounts receivable, less allowance for uncollectable accounts
of $0 and $0 at February 29, 2012 and August 31, 2011 respectively	2,268	3,135
Inventory	10,298	7,986
Due from Affiliate	39,140	0
Current Portion of Prepaid Expenses	13,000	62,200
Employee Receivable	4,349	4,349
Total Current Assets	111,792	121,571

Property & Equipment (Net of Accumulated Depreciation)	8,832	17,293
Goodwill	405,000	405,000
Intangible Assets (Net of Accumulated Amortization)	1,052	1,828

Non Current Portion of Prepaid Expenses		10,300
Deposits	1,151	0

TOTAL ASSETS	$ 527,827	$ 555,992

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$ 74,574	$ 27,564
Notes Payable	225,362	159,911
Convertible notes payable, net of discount	121,495	42,430
Due to Other	8,000	8,000
Accrued Expenses	119,726	67,206
Total Current Liabilities	549,157	305,111

Notes Payable	36,469	79,143

TOTAL LIABILITIES	585,626	384,254

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, authorized 1,000,000,000 shares;
issued and outstanding 223,492,927 shares
as of August 31, 2012 and August 31, 2011 respectively	223,493	20,838
Preferred Stock , $0.001 par value 5,000,000 shares authorized,
0 shares issued and outstanding as of August 31,2012 and August 31, 2011		0
Series AA Preferred Stock, $0.001 par value 100,000 shares authorized,
5,000 shares issued and outstanding at August 31, 2012 and
as of August 31, 2011	5	5
Series B Preferred
$0.001 par value, 4,400,000 shares authorized, 3,201,397 and 0
issued and outstanding as of August 31, 2012 and August 31, 2011	3,201	0
NonVoting Convertible Preferred
$1 par value, 200,000 shares authorized, 75,000 and 0
issued and outstanding as of August 31, 2012 and August 31, 2011	75,000	0
Additional Paid in Capital	3,030,642	1,619,330
Contributed Capital	274,162	274,162
Accumulated Deficit	(3,664,302)	(1,742,597)

Total Stockholders' Equity	(57,799)	171,738

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 527,827	$ 555,992

The Accompanying Notes are an integral part of these Financial Statements

ENTEST BIOMEDICAL INC.
Consolidated Statement of Operations
	For the	For the
	Year Ended	Year Ended
	August 31	August 31
	2012	2011
REVENUES
Revenues from Veterinary Services	$ 419,336	$ 349,141
Online Revenues	6,916
TOTAL REVENUE	426,252	349,141

Cost of Revenue	119,299	89,405
GROSS PROFIT	306,953	259,736

COSTS AND EXPENSES
Research and Development	5,798	109,063
Rent Costs	126,812	108,596
General and Administrative	562,424	793,609
Incorporation Costs
Consultant's Expenses	428,040	159,518
Miscellaneous Expenses
Total Costs and Expenses	1,123,074	1,170,786

OPERATING LOSS	(816,121)	(911,050)

OTHER INCOME AND EXPENSE
Other Income	94,949	99
Loss on Early Extinguishment of Debt	(18,647)
Income generated from revenue	187,699
Share Agreement
Expenses incurred from Revenue
Share Agreement	(145,362)
Loss on Impairment of intangible assets	(683,333)
Interest Expense	(29,400)	(24,404)
Interest Expense attributable to
amortization of discount	(380,480)	(16,428)
Expense attributable to issuance
of shares pursuant to contractual obligation	(23,868)
Expense attributable to issuance of
Non Voting Convertible Preferred
Shares in connection with Stock
Purchase Agreement	(75,000)
TOTAL OTHER INCOME AND EXPENSE	(1,073,442)	(40,733)

LOSS BEFORE INCOME TAXES	(1,889,563)	(951,783)
Income Taxes	0	0

NET LOSS	(1,889,563)	(951,783)
Beneficial conversion feature
attributable to issuance of NonVoting
Preferred Stock	(32,142)
NET LOSS available to
common shareholders	(1,921,705)	(951,783)

BASIC AND DILUTED
LOSS PER SHARE	$ (0.02)	$ (0.05)

WEIGHTED AVERAGE	94,990,042	19,895,368
NUMBER OF COMMON
SHARES OUTSTANDING

The Accompanying Notes are an integral part of these Financial Statements

Entest BioMedical, Inc.
Consolidated Statement of Stockholders' Equity
For the Fiscal Years Ended August 31, 2011 and August 31, 2012

							Non Voting				Accumulated
							Convertible				Deficit
			Series AA		Series B		Preferred		Additional	Contrib-	during the
	Common		Preferred		Preferred				Paid-in	uted	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Total

Balances, August 31, 2010	17,553,040	$ 17,553							$ 537,415	$ 15,104	$ (790,814)	$ (220,742)
Common Shares issued for Cash	2,217,600	2,217							215,383	-	-	217,600
Common Shares issued for Debt	781,712	780							340,387	-	-	341,167
Common Shares issued to Consultants	74,383	74							121,967	-	-	122,041
Common Stock issued to employees	163,766	164							303,235	-	-	303,399
Restricted Stock Awards issued to employee	50,000	50							(50)	-	-	-
Restricted Stock Award Compensation
expense recognized	-	-							10,000	-	-	10,000
Discount on Convertible Debt recognized	-	-							88,998	-	-	88,998
Increases in Contributed capital	-	-							-	259,058	-	259,058
Preferred Stock issued for Accrued compensation			5,000	5					1,995			2,000
Net Loss Year ended August 31, 2011											(951,783)	(951,783)

Balances, August 31, 2011	20,840,501	$ 20,838	5,000	$ 5					$1,619,330	$274,162	$(1,742,597)	$171,738
Common Shares issued for services	3,272,000	3,269							168,481			171,750
Common Shares issued for intangible assets	2,500,000	2,500							697,500			700,000
Discount on Convertible Note Recognized									350,915			350,915
Common Shares issued for debt	113,695,700	113,695							261,264			374,959
Cancellation of Common Shares Issued	(90,000)	(83)							(86,687)			(86,687)
Restricted Stock Award to employees	77,000,000	77,000							(77,000)			0
Restricted Stock Award to consultant	15,000,000	15,000							(15,000)			0
Restricted Stock Award compensation
Expense Recognized									58,491			58,491
Series B Preferred Dividend paid					3,201,39	3,201			(3,201)			0
Issuance of Non Voting Convertible
Preferred Shares							75,000	75,000				75,000
Recognition of Beneficial Conversion Feature									32,142			32,142
Non Voting Convertible Preferred Shares
Shares issued pursuant to Contractual Obligations	6,274,726	6,274							17,594			23,868
Cancellation of Restricted Stock Award to Employee	(15,000,000)	(15,000)							6,813			(8,187)
Net Loss Year ended August 31, 2012											(1,889,563)	(1,890,259)
Beneficial Conversion Feature Deemed Dividend											(32,142)	(32,142)
Balance August 31, 2012	223,492,927	223,493	5,000	5	3,201,39	3,201	75,000	75,000	3,030,642	274,162	(3,664,302)	(57,799)

The Accompanying Notes are an integral part of these Financial Statements

ENTEST BIOMEDICAL, INC.
Consolidated Statement of Cash Flows
	For the	For the
	Year ended	Year ended
	August 31	August 31
	2012	2011
OPERATING ACTIVITIES
Net (loss)	$ (1,889,563)	$ (951,783)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation Expense	8,461	5,591
Amortization Expense	776	505
Stock issued as Compensation to Employees	48,681	55,399
Stock issued as Compensation to Consultants	181,540	122,007
Change in operating assets and liabilities:
(Increase) Decrease in Trade Accounts Receivable	867	(3,135)
(Increase) Decrease in Inventory	(2,312)	(7,986)
(Increase) Decrease in Employee Receivable		(2,953)
Increase (Decrease) in Accounts Payable	47,010	6,222
(Increase)Decrease in Due to Other
(Increase) Decrease in Prepaid Expenses	59,500	10,100
(Increase) Decrease in Due from Affiliate	(39,140)
(Increase) Decrease in Deposits	(1,151)	1,059
Increase(Decrease) in amortization of intangibles	16,667
Increase (Decrease) in Accrued Expenses	52,520	(60,889)
(Increase)Decrease on gain realized on cancellation
of stock	(94,937)
Increase(Decrease) in Loss on Impairment
of Intangible Assets	683,333

Net Cash Provided Used in Operating Activities	(927,748)	(825,863)

INVESTING ACTIVITIES
Purchase/Sale of Equipment	0	(22,884)
Net cash Provided by (Used in) Investing Activities	0	(22,884)

FINANCING ACTIVITIES
(Increase) Decrease in Goodwill from acquisition		(195,000)
Stock issued in Payment of Debt
Increase (Decrease) in Common stock issued for cash		217,600
(Increase) Decrease in Intangible Assets (net)		(2,299)
Increase (Decrease) in Common stock issued
for expenses	104,768
Increase (Decrease) in Due to Affiliate		8,000
Increase (Decrease) in Due to Shareholder
Increase (Decrease) in Notes Payable	470,901	516,085
Increase (Decrease) in Contributed Capital		259,058
Increase (Decrease) in Additional paid in Capital	350,915	88,998
Net Cash Provided by Financing Activities	926,584	892,442

Net Increase in Cash	(1,164)	43,695

Cash at Beginning of Period	43,901	206

Cash at End of Period	$ 42,737	$ 43,901

Supplemental Disclosure of Noncash investing and financing activities:

	12 Months ended August 31, 2012	12 Months ended August 31, 2011
Stock issued in payment of Debt	$369,059	$391,167
Stock issued in Acquisition of McDonald Animal Hospital		$210,000
Stock issued pursuant to Titterington Agreement	$700,000

The Accompanying Notes are an integral part of these Financial Statements

Entest BioMedical, Inc.

Notes to Consolidated Financial Statements

As of August 31, 2012

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted an August 31 fiscal  year-end. The Company recognizes revenue from services and product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Product sales and service revenues are recorded when the products are delivered and title passes to customers. The customer’s credit card is authorized and charged, or checks/cash are received at the time the services are rendered, thereby providing reasonable assurance of collectability.

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

E. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Maintenance and repairs are expensed in the year in which they are incurred. Property and equipment consist of Office Equipment, medical Equipment and Computer Equipment. Expenditures that enhance the value of property and equipment are capitalized. All property and equipment is depreciated utilizing the Straight Line Method for a period of thirty months , such period being estimated by the Company to represent the useful life of the assets. For the Fiscal Year ended August 31, 2012 the Company incurred depreciation expense of $8,461 and for the Fiscal Year ended August 31, 2011 the Company incurred depreciation expense of $5,591. No depreciation has been recognized in connection with one piece of computer equipment which has yet to be put into service.

Property Plant and Equipment

Acquisition Cost	Estimated useful Life (Months)	Total
Office Equipment	30	3,235
Medical Equipment	30	17,523
Computer Equipment	30	2,126
Subtotal		22,884
Less Accumulated Depreciation		(14,052)
Total		8,832

F. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s financial instruments as of August 31, 2012 consisted of $261,831, of Notes Payable, $121,495 of Convertible Notes payable (net of discount), $8,000 due to TheraCyte, Inc, $4,349 of Employee Receivables and $39,140 due from an affiliate. The fair value of all of the Company’s financial instruments as of September 30, 2012 were valued according to the Level 3 input. The carrying amount  of the financial instruments is equal to the fair value as determined by the Company.

The Company has determined that there are no Level 1 or Level 2 inputs for determining the fair value of the Company’s financial instruments. Fair value was determined by the Company utilizing its own assumptions and estimation. There were no transfers between levels for the period presented.

G. INCOME TAXES

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

H.  BASIC EARNINGS (LOSS) PER SHARE

 The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 260, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective from inception. Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. All convertible debt has an anti-dilutive effect on the EPS , therefore Diluted earnings per share are the same as basic earnings per share.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

On May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $3,664,302 during the period from August 22, 2008 (inception) through August 31, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds primarily by offering securities for cash. Management has raised $197,500 net of legal expenses in the twelve months ended August 31, 2012 through the issuance of convertible notes. The Company has also raised $261,475 from other borrowings during the twelve month ended August 31, 2012.

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

On June 12, 2012 a registration statement on form S-1 was filed with the United States Securities and Exchange Commission registering 46,238,705 shares of the Company’s   common stock that will be put to Southridge pursuant to the June Agreement which was declared effective by the United States Securities and Exchange Commission on August 27, 2012.

There is no guarantee that the Company will be able to raise additional capital through offerings.

NOTE 5.  NOTES PAYABLE

As of August 31, 2012

Current :
Bio Technology Partners Business Trust	13500
Venture Bridge Advisors, Inc.	32508
Southridge Partners II LLP	40000
Sherman Family Trust	79000
Officer Loans (Note 6)	30,180
Current portion of amounts to be paid on
behalf of Gregory McDonald and Pet Pointers, Inc. (Note 10 )	30174
8% Convertible Notes (Note14 )	105,500
10% Convertible Note (Note 14)	59000
Total:	389862

Long Term:
Long Term portion of amounts to be paid on
behalf of Gregory McDonald and
Pet Pointers, Inc. (Note 10 )	36469
Total:	36469

Both of Bio Technology Partners Business Trust and Venture Bridge Advisors have provided lines of credit to the Company in the amount of $200,000 each or so much thereof as may be disbursed to, or for the benefit of the Company by Lender in Lender's sole and absolute discretion. The unpaid principal of these lines of credit bear simple interest at the rate of ten percent per annum. Interest is calculated based on the principal balance as may be adjusted from time to time to reflect additional advances or payments made hereunder. Principal balance and accrued interest shall become due and payable in whole or in part at the demand of the Lender. The Sherman Family Trust has provided a line of credit to the Company in the amount of $____ or so much thereof as may be disbursed to, or for the benefit of the Company by Lender in Lender's sole and absolute discretion. The unpaid principal of this line of credit bears simple interest at the rate of ten percent per annum. Interest is calculated based on the principal balance as may be adjusted from time to time to reflect additional advances or payments made hereunder. Principal balance and accrued interest shall become due and payable in whole or in part at the demand of the Lender. $40,000 loaned to the Company by Southridge Partners II LLP bears no stated interest rate and is payable at the demand of Southridge Partners II LLP.

 NOTE 6.  RELATED PARTY TRANSACTIONS

During the quarter ended November 30, 2011 David Koos made loans to the Company totaling $8,400. These loans are due and payable at the demand of David  Koos and bear simple interest at a rate of 15% per annum.

During the quarter ended February 29, 2012 David Koos made loans to the Company totaling $7,550. These loans are due and payable at the demand of David  Koos and bear simple interest at a rate of 15% per annum.

During the quarter ended February 29, 2012 David Koos granted to the Sherman Family Trust, an irrevocable trust for the benefit of Blossom Sherman, all rights to and interest in $25,956 in unpaid indebtedness owed by the Company (bearing simple interest at a rate of 15% per annum and due and payable at the demand of the holder) as well as $3,051 in unpaid interest owed by the Company.

During the quarter ended May 31, 2012 David Koos made loans to the Company in the amount of  $13,625. These loans are due and payable at the demand of David  Koos and bear simple interest at a rate of 15% per annum

As of August 31, 2012 the Company remains indebted to David R. Koos in the principal amount of $30,180 due and payable at the demand of David  Koos and bearing simple interest at a rate of 15% per annum

As of August 31 , 2012 Bio-Matrix Scientific Group, Inc. (“BMSN”) , a major shareholder of the Company, is indebted to the Company in the amount of $39,140. This amount is non interest bearing and is due at the demand of the Company.

NOTE 7.  INCOME TAXES

As of August 31, 2012

Deferred tax assets:
Net operating tax carry forwards	$1,250,503
Other	-0-
Gross deferred tax assets	1,250,503
Valuation allowance	(1,250,503)

Net deferred tax assets	$-0-

As of  August 31 ,2012  the Company has a Deferred Tax Asset of $1,250,503 completely attributable to net operating loss carry forwards of approximately $3,677,949  (which expire 20 years from the date the loss was incurred) consisting of:

(a) $ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and

(b) $ 3,664,302  of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

Income tax is calculated at the 34% Federal Corporate Rate.

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

NOTE 10. COMMITMENTS AND CONTINGECIES

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

On May 24, 2012, a Complaint (“Complaint”) was filed in the U.S. Bankruptcy Court for the District of Oregon against the Company by Titterington Veterinary Services Inc. (“TVS”). The Complaint is an adversary proceeding filed by TVS arising from TVS’s bankruptcy case currently pending in U.S. Bankruptcy Court for the District of Oregon. The Complaint alleges Breach of Contract resulting from the Company’s alleged failure to pay certain expenses the Company was required to pay pursuant to an agreement with TVS, Dr. Ronald Titterington, DVM and Dr. Kathy Snell, DVM (“TVS Agreement”). TVS is seeking a judgment and money award against the Company in an amount to be proven at trial which TVS estimates in the Complaint to be up to $50,000. TVS is also seeking a judgment and order against the Company to provide an accounting of all revenues received by the Company pursuant to the TVS Agreement, all expenses paid, unpaid, and due and owing  pursuant to the TVS Agreement as well as a revenue share which TVS claims is due them pursuant to the TVS Agreement. TVS is also seeking a judgment requiring the Company to turn over a sum of money equal to expenses the Company was obligated to pay pursuant to the TVS Agreement. TVS is also seeking attorney’s fees and expenses.  The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter. At this time, it is not possible to predict the ultimate outcome of these matters and an outcome unfavorable to the Company may have a material adverse effect on the Company. On September 19, 2012 the Plaintiff’s Claim for Relief for turnover and an accounting under 11 U.S.C. § 542 and the Plaintiff's Claim for Relief for attorney fees were dismissed with prejudice and , as per the claim of breach of contract, the proceeding was transferred to the United States Bankruptcy Court for the District of Southern California for all further proceedings.

On October 10, 2012 a Complaint(“Complaint”) was filed in the Superior Court of the State of California against the Company and David Koos by Dr. Gregory McDonald, a former employee of the Company, alleging breach of contract and breach of the covenant of good faith and dealing in connection with the assumption of lease obligations by the Company in connection with the acquisition of the assets of Pet Pointers, Inc (“Acquisition”) (Note 9) breach of contract and breach of the covenant of good faith and dealing in connection with an employment agreement enters into with Dr. McDonald inc connection with the Acquisition, breach of contract in connection with the Acquisition purchase agreement, breach of the covenant of good faith and dealing in connection with the Acquisition purchase agreement, implied indemnity in connection to amounts owed by Dr. McDonald to Anthony and Judi Marinelli, the Internal Revenue Service, and the California Franchise Tax Board, intentional misrepresentation, negligent misrepresentation , failure to pay wages and violations of Sections 2802, 203, and 2806 of the California Labor Code. The Complaint seeks judgment for nominal damages, actual damages, compensatory damages, lost wages, compensation, expenses wage benefits and penalties pursuant to California Labor Code Sections 203 et al, 2802 and 2806, indemnification, accrued interest, punitive damages, costs of suit and attorney’s fees.

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

NOTE 11. NON VOTING CONVERTIBLE PREFERRED STOCK

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

The issuance of 75,000 shares of the Company’s nonvoting convertible preferred stock to Southridge resulted in recognition of a beneficial conversion feature in the amount of $32,142.Accordingly, the Company recorded a deemed dividend on the 75,000 shares of the Company’s nonvoting convertible preferred stock of $32,142.

NOTE 12. DIVIDEND OF SERIES B PREFERRED SHARES

On March 6, 2012 a dividend of 3, 201,397 shares of Series B Preferred Stock was paid to the Company’s common shareholders of record as of February 21, 2012.

NOTE 13. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2012:

Common Stock:

$0.001 par value, 1,000,000,000 shares authorized 222,791,778 shares issued and outstanding as of August 31, 2012.

Preferred Stock:

$0.001 par value 5,000,000 shares authorized of 100,000 shares authorized is authorized as Series AA Preferred Stock , $001 par value of which 5,000 shares are issued and outstanding  as of  February 29, 2012  and 4,400,000 is authorized as Series B Preferred Stock of which 3, 201,397  shares are issued and outstanding as of August 31, 2012.

Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary (collectively, a “Liquidation”), before any distribution or payment shall be made to any of the holders of Common Stock or any other series of preferred stock, the holders of Series B Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital, surplus or earnings, an amount equal to $0.10 per share of Series B Preferred Stock (the “Liquidation Amount”) plus all declared and unpaid dividends thereon, for each share of Series B Preferred Stock held by them.

If, upon any Liquidation, the assets of the Company shall be insufficient to pay the Liquidation Amount, together with declared and unpaid dividends thereon, in full to all holders of Series B Preferred Stock, then the entire net assets of the Company shall be distributed among the holders of the Series B Preferred Stock, ratably in proportion to the full amounts to which they would otherwise be respectively entitled and such distributions may be made in cash or in property taken at its fair value (as determined in good faith by the Board), or both, at the election of the Board..

Non Voting Convertible Preferred Stock having a $1.00 par value:

200,000 shares authorized of which 75, 000 shares are issued and outstanding as of August 31, 2102.

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

NOTE 14.  CONVERTIBLE DEBENTURES

On May 20, 2011, the Company issued a convertible promissory note in the amount of $42,500 which was received May 26, 2011. The note bears an interest rate of eight percent (8%), matures on February 23, 2012 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a forty two percent (42%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date. The issuance of the note amounted in a beneficial conversion feature of $16,398 which has been amortized under the Interest Method. $42,500 of the principal amount due and $1700 in accrued interest has been converted into 1,012,425 shares of the common stock of the Company.

On July 5, 2011, the Company issued a convertible promissory note (the “Second Note”) in the principal amount of $37,500. The Second Note, which matures April 11, 2012, bears interest at the rate of 8% per annum. At any time after 180 days from the execution of the Second Note, the Second Note is convertible into shares of the Company’s common stock at the election of Asher at a conversion price equal to a 45% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. The issuance of the note amounted in a beneficial conversion feature of $37,500 which is amortized under the Interest Method. $37,500 of the principal amount due and $1500 in accrued interest has been converted into 6,193,242 shares of the common stock of the Company.

On August 29, 2011, the Company issued a convertible promissory note (the “Third Note”) in the principal amount of $35,000. The Third Note, which matures May 25, 2012, bears interest at the rate of 8% per annum. At any time after 180 days from the execution of the Third Note, the Third Note is convertible into shares of the Company’s common stock at the election of Asher at a conversion price equal to a 45% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. The issuance of the note amounted in a beneficial conversion feature of $35,000 which is amortized under the Interest Method. . $35,000 of the principal amount due and $1400 in accrued interest has been converted into 21,708,333 shares of the common stock of the Company.

On October 25, 2011, the Company issued a convertible promissory note in the amount of $32,500. The note bears an interest rate of eight percent (8%), matures on July 27, 2012 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a fifty two percent (52%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date. The issuance of the note amounted in a beneficial conversion feature of $7,634 which is amortized under the Interest Method. $32,500 of the principal amount due and $1300 in accrued interest has been converted into 24,635,165 shares of the common stock of the Company.

On December 19, 2011, the Company issued a convertible promissory note in the amount of $37,500. The note bears an interest rate of eight percent (8%), matures on September 21, 2012 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a fifty two percent (52%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date. The issuance of the note amounted in a beneficial conversion feature of $37,500 which is amortized under the Interest Method. The principal balance and $1,500 in accrued interest was satisfied by a payment of $57,647.

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

On February 28, 2012 the Company amended the terms of  $85,500 in existing principal indebtedness as well as 3,710  of interest accrued but unpaid to be as follows:

The aggregate indebtedness of $89,210 shall bear simple interest, be payable upon demand of the holder, and be convertible into the common shares of the company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg. provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares shall be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price (“Bonus Shares”). The company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The amendment of the note amounted in a beneficial conversion feature of $59,473 which was fully amortized by February 29, 2012. This aggregate indebtedness was converted into 21,307,702 of the company’s common shares.

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

On June 15, 2012 the Company amended the terms of $102,349 in existing principal indebtedness as follows:

The Aggregate Indebtedness of $102,349 is convertible at Holder’s option at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares shall be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price (“Bonus Shares”). The company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $102,349 which is immediately amortized . This aggregate indebtedness was converted by the Holders into 36,838,692 shares of the Company’s common stock.

On July 26, 2012, the Company issued a convertible note in the principal amount of $63,000 to Asher Enterprises, Inc. The Note bears interest at the rate of 8% per annum and matures on April 30, 2013. The Note is convertible any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note into common stock of the Company, at Asher’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 Trading Day period prior to conversion as Trading Day is defined in the Note. The issuance of the note amounted in a beneficial conversion feature of $63,000 which is amortized under the Interest Method.

On August 21, 2012 the Company amended the terms of $59,000 in existing principal indebtedness as follows:

The Aggregate Indebtedness of $59,000 is convertible at Holder’s option at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 10 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares shall be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price (“Bonus Shares”). The company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $53,000 which was immediately amortized .

NOTE 16. STOCK TRANSACTIONS

During the twelve months ended August 31, 2012 the Company issued 113,695,700 Common Shares in satisfaction of $374,959 in debt and accrued interest.

During the twelve months ended August 31, 2012 the Company issued 3,272,000 Common Shares for services rendered valued at $171,750.

During the twelve months ended August 31, 2012 the Company issued 2,500,000 Common shares for acquisition of intangible assets valued at $700,000.

During the twelve months ended August 31, 2012 the Company issued 6,274,726 Common Shares valued at $23,868 pursuant to contractual obligations contained in certain convertible notes outstanding.

During the twelve months ended August 31, 2012 the Company issued 75,000 shares of its Non Voting Convertible Preferred Stock for services rendered valued at $75,000.

On December 26, 2011 an employee of the Company consented to the cancellation of 15,000 common shares previously issued as compensation.

On December 29, 2011 75,000 common shares previously issued to the company’s former Chief Financial Officer were returned for cancellation by the Company. Of that amount 40,000 were subject to forfeiture and are cancelled pursuant to those forfeiture provisions at the company’s option and the company’s former Chief Financial Officer has consented to cancellation of the remaining 35,000 common shares.

During the Quarter ended May 31, 2012 a dividend of 3, 201,397 shares of Series B Preferred Stock was paid to the Company’s common shareholders of record as of February 21, 2012.

On April 3, 2012 the Company issued 50,000,000 shares of common stock to David R. Koos, the Company’s Chief Executive Officer, as a restricted stock award (“Bonus Shares”).David Koos may not offer to sell, sell, transfer, pledge or otherwise dispose of the Bonus Shares prior to April 2, 2017 (“Restricted Period”). In the event that, prior to the expiration of the Restricted Period, David Koos voluntarily ceases to be employed at the Company or is terminated for cause the Shares shall be forfeited.

On April 3, 2012 the Company issued 27,000,000 shares of common stock to seven employees as a restricted stock award (“Bonus Shares”).No employee may offer to sell, sell, transfer, pledge or otherwise dispose of the Bonus Shares prior to April 2, 2017 (“Restricted Period”).In the event that, prior to the expiration of the Restricted Period, any employee voluntarily ceases to be employed at the Company or is terminated for cause his or her Shares shall be forfeited.

On April 3, 2012 the Company issued 15,000,000 shares of common stock to a consultant as a restricted stock award (“Bonus Shares”).The recipient may not offer to sell, sell, transfer, pledge or otherwise dispose of the Shares prior to April 2, 2017 (“Restricted Period”). In the event that, prior to the expiration of the Restricted Period, the recipient declines to provide if requested to provide, or is unable to provide if requested to provide, consulting services to the Company of a nature that have been customarily provided by the recipient to the Company the Shares shall be forfeited.

On August 2, 2012 an employee of the Company consented to the cancelation of 15,000,000 common shares issued to her as a Restricted Stock Award.

NOTE 17. SUBSEQUENT EVENTS

Between September 4, 2012 and September 17, 2012 the Company sold 26,802,465 common shares to Southridge for the gross amount of $50,000 pursuant to the June Purchase Agreement.

On September 21 , 2012 the Company paid $20,000 of indebtedness due to Southridge.

On September 20, 2012 the Company issued a convertible promissory note in the amount of $63,000 cash from which was received September 27, 2012. The note bears an interest rate of eight percent (8%), matures on June 25, 2013. and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a thirty nine percent (39%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date.

On October 2 , 2012 the Company sold 10,837,849 common shares to Southridge for the gross amount of $14,300 pursuant to the June Purchase Agreement. Total gross proceeds of $14,300 were utilized to pay $14,300 of debt due to Southridge by the Company.

On October 17, 2012 the Company issued 23,000,000 common shares in satisfaction of $19,320 of outstanding convertible indebtedness.

On October 17, 2012 the Company amended its certificate of incorporation in order to authorize 2,000,000,000 shares of Common Stock

On October 22, 2012 the Company issued 10,810,811 common shares in satisfaction of $8,000 of outstanding convertible indebtedness.

On November 28, 2012 the “Company executed an agreement (“Agreement”) with Gregory McDonald ("McDonald"), Pet Pointers, Inc. ("Pet Pointer") whereby Mc Donald and Pet Pointer would acquire from the Company all assets ( with the exception of cash and accounts receivable) utilized by the Company in the operation of the McDonald Animal Hospital, a full service veterinary clinic owned and operated by the Company and located in Santa Barbara, California (“McDonald Asset Sale”).

On October 10, 2012 a Complaint (“Complaint”) was filed in the Superior Court of the State of California against the Company and David Koos by McDonald, a former employee of the Company, alleging breach of contract and breach of the covenant of good faith and dealing in connection with the assumption of lease obligations by the Company in connection with the acquisition of the assets of Pet Pointers, Inc breach of contract and breach of the covenant of good faith and dealing in connection with an employment agreement enters into with McDonald inc connection with the Acquisition, breach of contract in connection with the Acquisition purchase agreement, breach of the covenant of good faith and dealing in connection with the Acquisition purchase agreement, implied indemnity in connection to amounts owed by McDonald to Anthony and Judi Marinelli, the Internal Revenue Service, and the California Franchise Tax Board, intentional misrepresentation, negligent misrepresentation , failure to pay wages and violations of Sections 2802, 203, and 2806 of the California Labor Code. The Complaint sought judgment for nominal damages, actual damages, compensatory damages, lost wages, compensation, expenses wage benefits and penalties pursuant to California Labor Code Sections 203 et al, 2802 and 2806, indemnification, accrued interest, punitive damages, costs of suit and attorney’s fees.

As consideration to the Company for the assets acquired, McDonald and Pet Pointers provided to the Company a General release whereby McDonald and Pet Pointer waive, release and discharge the Company and their respective assignees, officers, directors, shareholders, boards, owners, employees, attorneys, agents, trustors, trustees, beneficiaries, heirs, successors, and representatives from all known and unknown claims, demands, causes of action, attorney's fees, costs, or expenses including:

(1) All claims relating to the Complaint.

(2) Those owed by McDonald to Anthony and Judi Marinelli which the Company became obligated to pay on McDonald’s behalf pursuant to the asset purchase agreement entered into between the Company and Gregory McDonald and Pet Pointers, Inc on January 4, 2011. The balance due on this obligation as of December 5, 2012 was $55,000.

(3) Those amounts owed by McDonald to the Internal Revenue Service which the Company became obligated to pay on McDonald’s behalf pursuant to the asset purchase agreement entered into between the Company and Gregory McDonald and Pet Pointers, Inc on January 4, 2011. The balance due on this obligation as of December 5, 2012 was $6,369.69.

(4) Those amounts owed by McDonald to the California Franchise Tax Board which the Company became obligated to pay on McDonald’s behalf pursuant to the asset purchase agreement entered into between the Company and Gregory McDonald and Pet Pointers, Inc on January 4, 2011. The balance due on this obligation as of December 5, 2012 was $3,474.

Assets disposed of pursuant to the Agreement include approximately $4,897 of Property Plant and Equipment net of accumulated depreciation as well as all inventory held at the McDonald Animal Hospital.

Assets disposed of pursuant to the Agreement also include

(i) Essentially all intellectual property, including computer software, utilized in connection with the operation of the McDonald Animal Hospital.

(ii) All telephone numbers, fax numbers, service marks, trademarks, trade names, fictitious business names, websites, business email addresses, vendor lists, promotional materials, vendor records and any and all business records including, but not limited to, such items stored in computer memories, microfiche, paper record or by any other means relevant to the operation of the McDonald Animal Hospital.

(iii) All customer lists, customer contacts, and any and all customer records that are related to the McDonald Animal Hospital.

As a result of the agreement, the Company anticipates recording a non-cash pre-tax charge for the impairment of goodwill recorded in connection with the acquisition of the McDonald Animal Hospital of approximately $405,000 for the quarter ended November 30, 2012.

Pursuant to the Agreement, the Company is obligated to make payment of $13,000 within five days of the Closing of the Agreement as such term is defined in the Agreement.

Pursuant to the Agreement, the Company agrees to waive, release and discharge McDonald and Pet Pointer from all known and unknown claims, demands, causes of action, attorney's fees, costs, or expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) On September 27, 2012 the Board of Directors of . (the “Registrant” or the “Company”) approved of the dismissal of John Kinross-Kennedy, CPA (“Kennedy”) as the Registrant’s independent registered public accounting firm.

Kennedy’s  report of the Company’s financial statements for the fiscal years ended August 31, 2011 and  August 31, 2010  did not contain any adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles. The audit reports prepared by Kennedy for the fiscal years ending August 31, 2011 and August 31, 2010 contained a paragraph with respect to the Company's ability to continue as a going concern.

During the Registrant's two most recent fiscal years and the subsequent interim periods thereto there were no disagreements with Kennedy, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Kennedy’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Registrant's financial statements.

On September 27, 2012, the Board of Directors of the Registrant, acting as the Registrant's Audit Committee, approved the engagement of Anton and Chia, LLP as its independent auditor. On same date, September 27, 2012, the accounting firm of Anton and Chia, LLP was engaged as the Registrant's new independent registered public accounting firm.

(b) On December 4, 2012 the Board of Directors of Entest BioMedical, Inc. (the “Registrant” or the “Company”) approved of the dismissal of Anton and Chia, LLP (“Anton”) as the Registrant’s independent registered public accounting firm.

Since September 27, 2012 (the date on which Anton has been engaged as the Registrant’s independent registered public accounting firm) Anton has neither reviewed nor completed an audit of any of the financial statements of the Registrant.  Therefore, no reports of Anton  on the Registrant’s financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles as no such reports have been prepared. The Company  disagreed with the conclusion arrived at by Anton while performing audit procedures for the year ended August 31, 2012 that    the Company had not appropriately accounted for the conversion features of  convertible notes payable and that the Company had not appropriately accounted for certain  equity transactions.  The accounting treatment for the conversion features of convertible notes payable was discussed   by Anton and the sole Director of the Company and the Company has authorized Anton to respond fully to the inquiries of the successor accountant concerning the subject matter of all disagreements.

On December 4, 2012, the Board of Directors of the Registrant, acting as the Registrant's Audit Committee, approved the engagement of Seale and Beers, Certified Public Accountants LLC (“S&B”) as its independent auditor. On same date, December 4, 2012, the accounting firm of S&B was engaged as the Registrant's new independent registered public accounting firm.

Item 9A. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of August 31, 2012. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and acting CFO. He  functions  as the Company’s  principal executive officer and principal financial officer.

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

(c) There have been no changes during the quarter ended August 31, 2012 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Dr. Koos has served as Chairman, CEO, President, Secretary, and Acting CFO of the BMSN since June 19, 2006, and as Chairman CEO, President, Secretary, and Acting CFO of Entest CA since August 22, 2008 education:

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

* As of January 28,2012 Bio-Matrix Scientific Group Inc. owned 10,000,000 common shares of the company

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

Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Koos Chairman, President and CEO	From September 1, 2011 to August 31, 2012	$120,000*	0	0	400,000*****	0	0	0	0	$520,000

David Koos Chairman, President and CEO	From September 1, 2010 to August 31, 2011	$208,000****	0	$2,000**	0	0	0	0	0	$210,558

Tammy Reynolds, Former CFO and Director (resigned from all positions with the Company effective August 8,2011	From September1, 2010 to August 31, 2011	$65,961	0	$47,000	$50,000***	0	0	0	0	$162,961

* Includes $102,000 in salary earned by David Koos which was accrued but unpaid for the fiscal year ended August 31, 2011

***** On  April 3, 2012 the Company issued 50,000,000 shares of common stock to David R. Koos as a restricted stock award (“Bonus Shares”).

David Koos may not offer to sell, sell, transfer, pledge or otherwise dispose of the Bonus Shares prior to April 2, 2017 (“Restricted Period”).

In the event that, prior to the expiration of the Restricted Period, David Koos voluntarily ceases to be employed at the Company or  is  terminated for cause the Shares shall be forfeited.

** represents 5,000 shares of the Company’s Series AA Preferred Stock

**** Includes 190,558 in salary earned by David Koos which was accrued but unpaid for the fiscal year ended August 31, 2011

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

On December 29, 2011 75,000 common shares previously issued to Ms. Reynolds  were returned for cancellation by the Company. Of that amount 40,000 were  subject to forfeiture and were cancelled pursuant to those forfeiture provisions at the company’s option and Ms. Reynolds has consented to cancellation of the remaining 35,000 common shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of January 28, 2013 for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group. As of November 1, 2011 the Company had 20,890, 501  common shares outstanding and 5,000 Series AA Preferred Shares outstanding

 Based on 446,539,900 shares issued and outstanding as of August 9, 2012 (Except as otherwise indicated)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	David R. Koos* C/o Entest Bio Medical Inc., Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	60,000,000	13.4%

Common	All Officers and Directors As a Group	60,000,000	13.4%

*Includes 10,000,000 common shares owned by Bio-Matrix Scientific Group, Inc. (David Koos is CEO, President and Chairman of Bio-Matrix Scientific Group, Inc.).

Based on 3,201,397 shares issued and outstanding as of  January 28, 2012

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Series B Preferred	David R. Koos* C/o Entest Bio Medical Inc., Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	1250000	39%

Series B Preferred	National Financial Services, LLC 200 Liberty Street New York NY 10281	201,585	6.2%
Series B Preferred	Sleezer family Trust c/o Charles Sleezer 12550 Carson Street Hawaiian Gardens, CA	687,500	21.4%
Series B Preferred	Ronald J. Titterington and Kathy Snell 3880 W 11th Street Eugene Oregon	312,500	9.7%
Series B Preferred	All Officers and Directors as a Group*	1250000	39%

*Includes 1,250,000 Series B Preferred  shares owned by Bio-Matrix Scientific Group, Inc. (David Koos is CEO, President and Chairman of Bio-Matrix Scientific Group, Inc.).

Based on 5,000 shares issued and outstanding as of  January 28, 2012

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AA Preferred Shares	David R. Koos C/o Entest Bio Medical Inc., Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	5,000	100%
Series AA Preferred Shares	All Officers and Directors As a Group	5,000	100%

Based on 75,000 shares issued and outstanding as of January 28, 2012

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
NonVoting Convertible Preferred Shares	Southridge Partners II LLP(1) 90 Grove Street Ridgefield CT	75,000	100%
	All Officers and Directors As a Group (1) Stephen Hicks possesses voting power and investment power over 75,000 NonVoting Convertible Preferred Shares held by Southridge.	0	0%

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the quarter ended November 30, 2011 David Koos made loans to the Company totaling $8,400. These loans are due and payable at the demand of David  Koos and bear simple interest at a rate of 15% per annum.

During the quarter ended February 29, 2012 David Koos made loans to the Company totaling $7,550. These loans are due and payable at the demand of David  Koos and bear simple interest at a rate of 15% per annum.

During the quarter ended February 29, 2012 David Koos granted to the Sherman Family Trust, an irrevocable trust for the benefit of Blossom Sherman, all rights to and interest in $25,956 in unpaid indebtedness owed by the Company (bearing simple interest at a rate of 15% per annum and due and payable at the demand of the holder) as well as $3,051 in unpaid interest owed by the Company.

During the quarter ended May 31, 2012 David Koos made loans to the Company in the amount of  $13,625. These loans are due and payable at the demand of David  Koos and bear simple interest at a rate of 15% per annum

As of August 31, 2012 the Company remains indebted to David R. Koos in the principal amount of $30,180 due and payable at the demand of David  Koos and bearing simple interest at a rate of 15% per annum

As of August 31 , 2012 Bio-Matrix Scientific Group, Inc. (“BMSN”) , a major shareholder of the Company, is indebted to the Company in the amount of $39,140. This amount is non interest bearing and is due at the demand of the Company.

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

All Other Fees: Audit of the financial statements of Pet Pointers, Inc.

The following table sets forth the aggregate fees billed to us by John Kinross-Kennedy, CPA during the period beginning September 1, 2011 and ending August 31, 2012:

Audit Fees	$4,000
Audit Related Fees	1,300
Tax Fees	0

$5,300

Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

Audit Related Fees:   Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. In 2012 these fees were primarily derived from review of financial statements in the Company's Form 10Q Reports.

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

Item 15. Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description
3(i)(a)	Articles of Incorporation
3(ii)(b)	Bylaws
10.1 ( c)	Agreement by and Between David Koos and the Company
10.2 (Incorporated by Reference to Exhibit 10.2 of the Company’s Form S-1 filed June 12, 2012)	Terms of Employment Agreement by and between the Company and Tammy Reynolds
10.3 (d)	August 2010 Agreement by and between the Company and TheraCyte, Inc.
10.3 (e)	Asset Purchase Agreement by and between the Company, Dr. Gregory McDonald and Pet Pointers
10.4 (f)	Exhibit A to Asset Purchase Agreement by and between the Company, Dr. Gregory McDonald and Pet Pointers
10.5 (g)	Exhibit B to Asset Purchase Agreement by and between the Company, Dr. Gregory McDonald and Pet Pointers
10.6 (h)	CRO Agreement by and between the Company and RenovoCyte LLC
3(i)(2)(i)	Certificate of Designations Series AA Preferred Stock
10.7(j)	8% ASHER NOTE $42,500
10.8(k)	8% ASHER NOTE $37,500
10.9(l)	8% ASHER NOTE $35,000
10.10(m)	8% ASHER NOTE $32,500
3(i)(3) (n)	Amendment to Certificate of Incorporation dated June 4, 2009
3(ii)(2) (o)	Bylaws of Entest BioMedical, inc., a California corporation and wholly owned subsidiary of the Registrant
3(i)(4) (p)	Certificate of Incorporation of Entest BioMedical, inc., a California corporation and wholly owned subsidiary of the Registrant
10.11(q)	8% ASHER NOTE $37,500
3(i)(5) ( r)	Certificate of Designations Series B Preferred Stock
3(i) (6)(s)	Amendment to Certificate of Incorporation
10.12 (t)	Equity purchase Agreement, Southridge Feb 27, 2012
10.13(u)	Registration Rights Agreement, Southridge
10.14(Incorporated by Reference to Exhibit 10.14 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 Bio Technology Partners Business Trust
10.15(Incorporated by Reference to Exhibit 10.15 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 Venture Bridge Advisors, Inc.
10.16(Incorporated by Reference to Exhibit 10.16 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 Bombardier Pacific ventures
10.17(Incorporated by Reference to Exhibit 10.17 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 David Koos
3(i)(7) (v)	Amendment to Certificate of Incorporation
10.18(Incorporated by Reference to Exhibit 10.18 of the Company’s Form S-1 filed June 12, 2012)	Agreement amending terms of outstanding Debt by the Company
10.19(Incorporated by Reference to Exhibit 10.19 of the Company’s Form S-1 filed June 12, 2012)	Agreement amending terms of outstanding Debt by the Company
10.20(Incorporated by Reference to Exhibit 10.20 of the Company’s Form S-1 filed June 12, 2012)	Agreement amending terms of outstanding Debt by the Company
10.21(w)	Form of Bonus Share Agreement
5.1	Opinion Regarding Legality
14 (y)	Code of Ethics
10.24 (aaaa)	Assignment dated June 15, 2009 by and between Entest BioMedical, Inc. and Bio-Matrix Scientific Group, Inc.
10.22 (z)	Lease
3(i)(8) (aa)	Text of Amendment to Certificate of Incorporation
10.23(aaa)	8% ASHER NOTE $42,500
10.24 (aaaa)	Assignment dated June 15, 2009 by and between Entest BioMedical, Inc. and Bio-Matrix Scientific Group, Inc.
10.25(Incorporated by Reference to Exhibit 10.25 of the Company’s Form S-1 filed June 12, 2012)	Advisory Board Letter Agreement
10.26 (aaaaa)	Equity Purchase Agreement Southridge June 1 2012
10.27(Incorporated by Reference to Exhibit 10.27 of the Company’s Form S-1 filed June 12, 2012)	Amendment to Registration Rights Agreement
10.28(Incorporated by Reference to Exhibit 10.28 of the Company’s Form S-1 filed June 12, 2012)	Termination Letter February 27 Equity Purchase Agreement

Exhibit No.	Description
10.29(zzzzzzzz1)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.30(zzzzzzzz2)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.31(zzzzzzzz3)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.32(zzzzzzzz4)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.33(zzzzzzzz5)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.34(zzzzzzzz6)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.35 ( incorporated by Reference to Exhibit 10.35 of the company’s amended Form S-1 Filed August 17,2012)	ASHER NOTE $63,000
10.36( incorporated by Reference to Exhibit 10.36 of the company’s amended Form S-1 Filed August 17,2012)	TERMS OF COMPENSATION DAVID KOOS

10.38 (incorporated by reference to Exhibit 10.1 Of the Company’s 8-K filed December 12, 2012 )	Settlement Agreement with G. McDonald
3.i (8) (Incorporated by Reference to Exhibit 3 (i) of the Company’s 8-K filed October 19, 2012
10.39	Line of Credit Promissory Note Sherman family Trust
31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(a)	Incorporated by Reference to Exhibit 3(1) of the Company's Form S-1 Filed November 4, 2008
(b)	Incorporated by Reference to Exhibit 3(2) of the Company's Form S-1 Filed November 4, 2008
(c)	Incorporated by Reference to Exhibit 10(1) of the Company's Form10-K Filed November 17, 2009
(d)	Incorporated by Reference to Exhibit 10(1) of the Company's Form10-K Filed November 16, 2010
(e)	Incorporated by Reference to Exhibit 10(1) of the Company's Form 8-K Filed December 17, 2010
(f)	Incorporated by Reference to Exhibit 10(2) of the Company's Form 8-K Filed December 17, 2010
(g)	Incorporated by Reference to Exhibit 10(3) of the Company's Form 8-K Filed December 17, 2010
(h)	Incorporated by Reference to Exhibit 10(3) of the Company's Form 8-K Filed October 24, 2011
(i)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed June 10, 2011
(j)	Incorporated by Reference to Exhibit 10(9) of the Company's Form 10-K filed November 3 2011
(k)	Incorporated by Reference to Exhibit 10(10) of the Company's Form 10-K filed November 3 2011
(l)	Incorporated by Reference to Exhibit 10(11) of the Company's Form 10-K filed November 3 2011
(m)	Incorporated by Reference to Exhibit 10(12) of the Company's Form 10-K filed November 3 2011
(n)	Incorporated by Reference to Exhibit 3(i) (2)of the Company's Form 8-K Filed June 10, 2011
(o)	Incorporated by Reference to Exhibit 3(ii) of the Company's Form 8-K Filed June 10, 2011
(p)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed June 10, 2011
(q)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed January 11, 2012
( r)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed February 9, 2012
(s)	Incorporated by Reference to Exhibit (3)(i) of the Company's Form 10-Q Filed February 9, 2012
(t)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed February 9, 2012
(u)	Incorporated by Reference to Exhibit 10.2 of the Company's Form 10-Q Filed February 9, 2012
(v)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed March 22, 2012
(w)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 8-K Filed April 5, 2012
(x)	Filed as Exhibit 5.1
(y)	Incorporated by Reference to Exhibit 14 of the Company's Form10-K Filed November 17, 2009
(z)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed March 28, 2012
(aa)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed April 25, 2012
(aaa)	Incorporated by Reference to Exhibit 10 of the Company's Form 8-K Filed April 25, 2012
(aaaa)	Incorporated by Reference to Exhibit 10.2 of the Company's Form 8-K Filed July 10, 2009
(aaaaa)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 8-K Filed June 4, 2012

(zzzzzzzz1) Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz2) Incorporated by Reference to Exhibit 10.2 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz3) Incorporated by Reference to Exhibit 10.3 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz4) Incorporated by Reference to Exhibit 10.4 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz5) Incorporated by Reference to Exhibit 10.5 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz6) Incorporated by Reference to Exhibit 10.6 of the Company's Form 10-Q Filed July 23, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer
Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 1, 2013.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman of the Board of Directors, Chief Executive Officer, Acting Chief Financial Officer
Date: