Form 10-K/A
period 2012-08-31
ENTEST BIOMEDICAL, INC.
filed 2013-02-01
CIK 1449447

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending August 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission file number: 333-154989

ENTEST BIOMEDICAL, INC.

(Name of small business issuer in its charter)

Nevada	26-3431263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Explanatory Note

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the period ended August 31, 2012 is to include the proper dates for the Signature page and the Exhibits.

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
Date: February 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 1, 2013.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman of the Board of Directors, Chief Executive Officer, Acting Chief Financial Officer
Date: February 1, 2013