Form 10-Q
period 2012-11-30
ENTEST BIOMEDICAL, INC.
filed 2013-04-29
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☑ Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 11, 2013 there were 521,200,834  shares of common stock were issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☑

Transitional Small Business Disclosure Format (Check One) Yes ☐   No ☑

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ENTEST BIOMEDICAL, INC.
(A Development Stage Company)
Consolidated Balance Sheet
	As of	As of
	November 30,	August 31,
	2012	2012
	(unaudited)
ASSETS
Current Assets
Cash	$7,793	$42,737
Trade accounts receivable, less allowance for uncollectible accounts of $0 and $0 at February 29, 2012 and August 31, 2011 respectively		2,268
Inventory		10,298
Due from Affiliate	34,895	39,140
Current Portion of Prepaid Expenses	13,000	13,000
Employee Receivable		4,349
Total Current Assets	55,688	111,792
Property & Equipment (Net of Accumulated Depreciation)	1,919	8,832
Goodwill		405,000
Intangible Assets (Net of Accumulated Amortization)	846	1,052
Non Current Portion of Prepaid Expenses
Deposits		1,151
TOTAL ASSETS	58,453	527,827
LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	92,759	74,574
Notes Payable	162,488	225,362
Convertible notes payable, net of discount	81,900	121,495
Due to Other	8,000	8,000
Accrued Expenses	146,288	119,726
Total Current Liabilities	491,435	549,157
Notes Payable	0	36,469
TOTAL LIABILITIES	491,435	585,626
STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, authorized 2,000,000,000 shares; issued and outstanding 223,492,927 and 413,628,087 shares as of August 31, 2012 and November 30, 2012 respectively	413,628	223,493
Preferred Stock , $0.001 par value 5,000,000 shares authorized, 0 shares issued and outstanding as of August 31,2012 and August 31, 2011
Series AA Preferred Stock, $0.001 par value 100,000 shares authorized, 5,000 shares issued and outstanding at August 31, 2012 and as of November 30, 2012	5	5
Series B Preferred $0.001 par value, 4,400,000 shares authorized, 3,201,397 issued and outstanding as of August 31, 2012 and November 30, 2012	3,201	3,201
NonVoting Convertible Preferred $1 par value, 200,000 shares authorized, 75,000 issued and outstanding as of August 31, 2012 and November 30, 2012	75,000	75,000
Additional Paid in Capital	3,151,102	3,030,642
Contributed Capital	274,162	274,162
Accumulated Deficit	(4,350,080)	(3,664,302)
Total Stockholders' Equity	(432,982)	(57,799)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$58,453	$527,827

The accompanying Notes are an integral part of these Financial Statements.

ENTEST BIOMEDICAL INC.
(A Development Stage Company)
Consolidated Statement of Operations			From inception(August 22, 2008)
	For the Quarter ended	For the Quarter ended	to
	November 30, 2012	November 30, 2011	November 30, 2012
	(unaudited)	(unaudited)	(unaudited)
TOTAL REVENUE	0	0	0
COSTS AND EXPENSES
Research and Development		5,798	145,794
Rent Costs	8,988	12,528	180,916
General and Administrative	103,493	77,017	1,556,660
Incorporation Costs			408
Consultant's Expenses	54,484	50,204	792,895
Miscellaneous Expenses			78
Total Costs and Expenses	166,965	145,547	2,676,751
OPERATING LOSS	(166,965)	(145,547)	(2,676,751)
OTHER INCOME AND EXPENSE
Other Income		12	95,048
Loss on dercognition of assets due to divestiture	(22,906)		(22,906)
Loss on Early Extinguishment of Debt			(18,647)
Income generated from revenue Share Agreement			187,699
Expenses incurred from Revenue Share Agreement			(145,362)
Loss on Impairment of intangible assets			(683,333)
Interest Expense	(9,667)	(7,102)	(70,546)
Interest Expense attributable to amortization of discount	(61,904)	(48,495)	(458,812)
Loss on Impairment of Goodwill	(405,000)		(405,000)
Gain on derecognition of Liabilities due to Divestiture	61,168		61,168
Expense attributable to issuance of common shares below par value	(49,294)		(49,294)
Expense attributable to issuance of shares pursuant to contractual obligation			(23,868)
Expense attributable to issuance of Non Voting Convertible Preferred Shares in connection with Stock Purchase Agreement			(75,000)
TOTAL OTHER INCOME AND EXPENSE	(487,603)	(55,585)	(1,608,853)
LOSS BEFORE INCOME TAXES	(654,568)	(201,132)	(4,285,604)
Income Taxes
NET LOSS		0	(4,285,604)
Beneficial conversion feature attributable to issuance of NonVoting Preferred Stock			(32,142)
NET LOSS from continuing Operations	(654,568)	(201,132)	(4,317,746)
Net Income (Loss) from discontinued operations	(31,210)	4,766	(32,334)
NET LOSS available to common shareholders	(685,778)	(196,366)	(4,350,080)
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	(0.00)	(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	311,062,024	21,396,629

The accompanying Notes are an integral part of these Financial Statements.

ENTEST BIOMEDICAL, INC.
( A Development Stage Company)
Consolidated Statement of Cash Flows

	For the Quarter	For the Quarter	From inception
	ended	ended	until
	November 30, 2012	November 30, 2011	November 30, 2012
	(unaudited)	(unaudited)	(unaudited)

OPERATING ACTIVITIES
Net (loss)	(654,568)	(201,132)	(4,285,604)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation Expense	2,073	2,096	16,125
Amortization Expense	194	194	1,441
Stock issued as Compensation to Employees	24,800		586,880
Stock issued as Compensation to Consultants	6,000	22,583	514,141
Preferred Stock issued for accrued compensation			2,000
Change in operating assets and liabilities:
(Increase) Decrease in Trade Accounts Receivable	2,268	867	0
(Increase) Decrease in Inventory	10,298		0
(Increase) Decrease in Employee Receivable	4,349		0
Increase (Decrease) in Accounts Payable	18,184	11,908	92,758
(Increase) Decrease in Due to Other
(Increase) Decrease in Prepaid Expenses		59,500	(13,000)
(Increase) Decrease in Due from Affiliate	4,245	(59,500)	(34,895)
(Increase) Decrease in Deposits	1,151		0
Increase(Decrease) in amortization of intangibles			16,667
Increase (Decrease) in Accrued Expenses	26,562	29,748	146,287
(Increase) Decrease on gain realized on cancellation of stock			(94,937)
Increase(Decrease) in Loss on Impairment of Intangible Assets			683,333
Net Cash Provided Used in Operating Activities	(554,444)	(131,736)	(2,368,804)
INVESTING ACTIVITIES
Purchase/Sale of Equipment	0	0	(22,884)
Net cash Provided by (Used in) Investing Activities	0	0	(22,884)
FINANCING ACTIVITIES
(Increase) Decrease in Goodwill from acquisition	405,000		0
Noncash Loss on derecognition of assets	4,840		4,840
Noncash gain on dereognition of liabilities
Expenses incurred resulting from issuance of stock for less than par	49,294		49,294
Increase (Decrease) in Common stock issued for cash	64,300		431,900
(Increase) Decrease in Intangible Assets (net)			(2,299)
Increase (Decrease) in Common stock issued for expenses	1,700		106,523
Increase (Decrease) in Due to Affiliate			8,000
Increase (Decrease) in Due to Shareholder
Increase (Decrease) in Notes Payable	(37,424)	91,086	1,056,129
Increase (Decrease) in Contributed Capital			274,161
Increase (Decrease) in Additional paid in Capital	63,000	7,634	503,267
Net Cash Provided by Financing Activities	550,710	98,720	2,431,815
DISCONTINUED OPERATION
Profit(Loss) from discontinued operations	(31,210)	4,766	(32,334)
Net Increase in Cash	(34,944)	(30,250)	7,793
Cash at Beginning of Period	42,737	43,901	0
Cash at End of Period	7,793	13,651	7,793
Supplemental Disclosure of Noncash investing and financing activities:
Stock issued in payment of Debt	$101,500	$12,000	$861,726
Stock issued in Acquisition of McDonald Animal Hospital			$210,000
Stock issued pursuant to Titterington Agreement		$700,000	$700,000

The accompanying Notes are an integral part of these Financial Statements.

Entest BioMedical, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

As of November 30, 2012

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended August 31, 2012 and notes thereto included in the Company's 10-K annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2.  ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated in the State of Nevada on September 24, 2008 as JB Clothing Corporation.  Until July 10, 2009, the Company’s principal business objective was the offering of active/leisure fashion design clothing.

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

E. PROPERTY AND EQUIPMENT

As of November 30, 2012 Property and Equipment consists of $1,919 of Computer equipment. No depreciation expense has been recorded with regards to this equipment as it has yet to be put into service

F. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s financial instruments as of November 30, 2012 consisted of $162,488, of Notes Payable, $81,900 of Convertible Notes payable (net of discount), $8,000 due to TheraCyte, Inc. and $34,895 due from an affiliate. The fair value of all of the Company’s financial instruments as of November 30, 2012 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

H.  BASIC EARNINGS (LOSS) PER SHARE

 The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 260, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective from inception. Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. All convertible debt has an anti-dilutive effect on the EPS, therefore Diluted earnings per share are the same as basic earnings per share.

NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 5.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $4,350,080 during the period from August 22, 2008 (inception) through November 30, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds primarily by offering securities for cash. Management has raised $60,000 net of legal expenses in the three months ended November 30, 2012 through the issuance of convertible notes. The Company has also raised $1,600 from other borrowings during the three months ended November 30, 2012.

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

During the quarter ended November 30, 2012 the Company sold 37,640, 604 common shares for total consideration of $64,300 pursuant to the June Agreement.

NOTE 6.  NOTES PAYABLE

As of November 30, 2012

Notes Payable:

Bio Technology Partners Business Trust	$13,550
The Sherman Family Trust	$79,000
Officer Loans (Note 7)	$31,780
Venture Bridge Advisors	$32,458
Southridge Partners II LLP	$5,700
Total	$162,488

Convertible Notes Payable

8% Convertible Notes Payable (Note 14) $126,000

Both of Bio Technology Partners Business Trust and Venture Bridge Advisors have provided lines of credit to the Company in the amount of $200,000 each or so much thereof as may be disbursed to, or for the benefit of the Company by Lender in Lender's sole and absolute discretion. The unpaid principal of these lines of credit bear simple interest at the rate of ten percent per annum. Interest is calculated based on the principal balance as may be adjusted from time to time to reflect additional advances or payments made hereunder. Principal balance and accrued interest shall become due and payable in whole or in part at the demand of the Lender. The Sherman Family Trust has provided a line of credit to the Company in the amount of $700,000 or so much thereof as may be disbursed to, or for the benefit of the Company by Lender in Lender's sole and absolute discretion. The unpaid principal of this line of credit bears simple interest at the rate of ten percent per annum. Interest is calculated based on the principal balance as may be adjusted from time to time to reflect additional advances or payments made hereunder. Principal balance and accrued interest shall become due and payable in whole or in part at the demand of the Lender. $5,700 owed by the Company to Southridge Partners II LLP bears no stated interest rate and is payable at the demand of Southridge Partners II LLP.

NOTE 7.  RELATED PARTY TRANSACTIONS

During the quarter ended November 30, 2012 David Koos made loans to the Company totaling $1,600. These loans are due and payable at the demand of David Koos and bear simple interest at a rate of 15% per annum.

As of November 30, 2012 the Company remains indebted to David R. Koos in the principal amount of $31,780 due and payable at the demand of David  Koos and bearing simple interest at a rate of 15% per annum

As of August 31 , 2012 Bio-Matrix Scientific Group, Inc. (“BMSN”) , a major shareholder of the Company, is indebted to the Company in the amount of $34,895. This amount is non interest bearing and is due at the demand of the Company.

NOTE 8.  INCOME TAXES

As of November 30, 2012
Deferred tax assets:
Net operating tax carry forwards	$1,483,667
Other	-0-
Gross deferred tax assets	1,483,667
Valuation allowance	(1,483,667)
Net deferred tax assets	$-0-

As of  August 31 ,2012  the Company has a Deferred Tax Asset of $1,483,667 completely attributable to net operating loss carry forwards of approximately $4,363,727  (which expire 20 years from the date the loss was incurred) consisting of:

(a) $ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and

(b) $ 4,350,080 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 9.  ACQUISITION OF ENTEST CA

On July 10, 2009 the Company acquired 100% of Entest CA, a California corporation and wholly owned subsidiary of the Company, from BMSN for consideration consisting of (a) the issuance to BMSN of 10,000,000 newly issued common shares of Entest and (b) the return by Mr. Rick Plote of 10,000,000 shares of Entest’s common stock previously issued to him by Entest for cancellation.

NOTE 10.  ACQUISITION OF THE ASSETS OF PET POINTERS, INC.

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

   I. $70,000 in cash

   II. $210,000 of the Company’s  common shares valued at the closing price per share as of January 4, 2011

   III. Payment of no more than $78,000 to a creditor of the Seller to be paid in monthly installments of $1,500 per month

   IV. Payment of no more than $25,000 to additional creditors of the Seller to be paid in monthly installments of $825 per month

   V. Payment of $50,000 to McDonald on the first business day of the fourth month following the closing of the acquisition (“Closing”).

NOTE 11. DISPOSITION OF THE ASSETS OF PET POINTERS, INC.

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

Assets disposed of pursuant to the Agreement include approximately $4,840 of Property Plant and Equipment net of accumulated depreciation as well as all inventory held at the McDonald Animal Hospital.

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

As a result of the agreement, the Company recorded a non-cash pre-tax charge for the impairment of goodwill recorded in connection with the acquisition of the McDonald Animal Hospital of approximately $405,000 for the quarter ended November 30, 2012.

Pursuant to the Agreement, the Company is obligated to make payment of $13,000 within five days of the Closing of the Agreement as such term is defined in the Agreement.

Pursuant to the Agreement, the Company agrees to waive, release and discharge McDonald and Pet Pointer from all known and unknown claims, demands, causes of action, attorney's fees, costs, or expenses.

NOTE 12. COMMITMENTS AND CONTINGECIES

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

On February 3, 2011, a Complaint (“Complaint”) was filed in the U.S. District Court Middle District of the State of Pennsylvania against the Company, the Company’s Chairman and BMSN by 18KT.TV LLC (“Plaintiffs”) seeking to recover general damages from the Company. in excess of $125,000. The Complaint alleges breach of contract and unjust enrichment relating to an investor relations contract executed by the Company and Craig Fischer (on behalf of 18KT.TV LLC). The Complaint also seeks similar damages from BMSN. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter. At this time, it is not possible to predict the ultimate outcome of these matters.

On March 1, 2013 a SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE (“Agreement”) was entered into by and between the Plaintiffs and the Company.

Pursuant to the Agreement:

(a) The Plaintiffs irrevocably release and forever unconditionally discharge the Company of and from any and all actions, causes of action, suits, claims, debts, dues, accounts, bonds, covenants, charges, complaints, contracts, agreements, promises, judgments and demands whatsoever, in law or in equity.

(b) The Company irrevocably releases and forever unconditionally discharges the Plaintiffs of and from any and all actions, causes of action, suits, claims, debts, dues, accounts, bonds, covenants, charges, complaints, contracts, agreements, promises, judgments and demands whatsoever, in law or in equity.

(c) The Company shall cause to be issued to 18KT.TV LLC 41,000,000 of the Company’s newly issued restricted common shares.

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

NOTE 13. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2012:

Common Stock:

$0.001 par value, 2,000,000,000 shares authorized 413,628,087 shares issued and outstanding as of November 30, 2012.

Preferred Stock:

$0.001 par value 5,000,000 shares authorized of 100,000 shares authorized is authorized as Series AA Preferred Stock , $.001 par value of which 5,000 shares are issued and outstanding  as of  February 29, 2012  and 4,400,000 is authorized as Series B Preferred Stock of which 3,201,397  shares are issued and outstanding as of November 30, 2012.

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

Non Voting Convertible Preferred Stock having a $1.00 par value:

200,000 shares authorized of which 75,000 shares are issued and outstanding as of November 30, 2012.

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

NOTE 14.  CONVERTIBLE DEBENTURES

As of November 30, 2012 the Company has outstanding $126,000 in convertible notes payable bearing simple interest at 8% per annum.

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

NOTE 15. STOCK TRANSACTIONS

During three months ended November 30, 2012 the Company issued 149,458,892 Common Shares in satisfaction of $101,500 in convertible debt.

During three months ended November 30, 2012 the Company issued 3,035,894 Common Shares in satisfaction of $1,700 in Accrued Interest.

During the three months ended November 30, 2012 the Company issued 37,640,314 Common Shares pursuant to the June Purchase Agreement for consideration of $64,300.

NOTE 16. SUBSEQUENT EVENTS

On December 5, 2012 the company issued 6,043,651 Common Shares pursuant to contractual obligations incurred as a result of the issuance of certain convertible notes payable.

On February 15, 2013 the Company issued 30,649,351 Common Shares pursuant to a conversion of $23,600 of Non Voting Convertible Preferred Shares.

On March 12, 2013 41,000,000 Common Shares were issued to 18KT.TV LLC pursuant to SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE (Note 12).

On March 13, 2013 the Company issued 3,011,583 Common Shares pursuant to a conversion of $7,800 of Non Voting Convertible Preferred Shares.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10K for the year ended August 31, 2012. All references to” We”, “Us”, “Company” or the “Company” refer to Entest BioMedical, Inc.

Material Changes in Financial Condition

As of November 30, 2012, we had Cash on Hand of $7,793 and as of August 31, 2012 we had Cash on Hand of $42,737.

The decrease in Cash on Hand of approximately 82 %  is primarily attributable to expenses  incurred by the Company in the operation of its business primarily offset by funds received by the Company as a result of net borrowings.

 As of November 30, 2012, we had Trade Accounts Receivable of $0  and as of August 31, 2012 we had Trade Accounts Receivable of $2,268.

The decrease in Trade Accounts Receivable of 100% is attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

As of November 30, 2012, we had Inventory of $0  and as of August 31, 2012 we had Inventory of $10,298.

The decrease in Inventory of 100% is attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

As of November 30, 2012 we had Due from an Affiliate of $34,895 and as of August 31, 2012 we had Due from an Affiliate of $39,140.

The decrease in Due from an Affiliate of approximately 11% is attributable to the payment of $5,000 to the Company by Bio Matrix Scientific Group, Inc offset by the payment by the Company of $755 in expenses on behalf of Bio Matrix Scientific Group, Inc during the period

As of November 30, 2012 we had an Employee Receivable of $0 and as of August 31, 2012 we had an Employee Receivable of $4,349.

The decrease in Employee Receivable of 100% is attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

As of November 30, 2012 we had Property & Equipment (Net of Accumulated Depreciation) of $1,919 and as of August 31, 2012 we had Property & Equipment (Net of Accumulated Depreciation) of $ 8,832.

The decrease in Property & Equipment (Net of Accumulated Depreciation) of approximately 78% was primarily attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital.

As of November 30, 2012 we had a Goodwill of $0 and as of August 31, 2012 we had an Goodwill of $405,000.

The decrease in Goodwill of 100% is attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

As of November 30, 2012 we had Intangible Assets of $846 and as of August 31, 2012 we had Intangible Assets of $1,052.

The decrease in Intangible Assets of approximately 19% is primarily attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

As of November 30, 2012 we had Deposits of $0 and as of August 31, 2012 we had Deposits of $1,151 .

The decrease in Deposits of 100% is primarily attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

As of November 30, 2012 we had Accounts Payable of $92,759 and as of August 31, 2012 we had Accounts Payable of $74,574.

The increase in Accounts Payable of approximately 24% is primarily attributable to increases in outstanding obligations of the Company incurred in the course of business.

As of November 30, 2012 we had Notes Payable of $162,488 and as of August 31, 2012 we had Notes Payable (Including Long Term Portion of Notes payable) of $261,831.

The decrease in Notes Payable of approximately 38% is primarily attributable to the elimination of certain obligations pursuant to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital offset by loans to the Company by the company’s CEO during the quarter totaling $1,600.

As of November 30, 2012 we had Convertible Notes Payable (net of unamortized discount)  of $81,900 and as of August 31, 2012 we had Convertible Notes Payable (net of unamortized discount)  of $121,495.

This decrease of approximately 39% is primarily attributable to:

(a)	Settlement of $101,500 of Convertible Debt through the issuance of common stock offset by
(b)	The issuance on September 20, 2012 of a convertible note in the amount of $63,000
(c)	The recognition of $61,904 Interest Expense attributable to amortization of discount

 As of November 30, 2012 we had Accrued Expenses of $146,288 and as of August 31, 2012 we had Accrued Expenses of $119,726.

The increase in Accrued Expenses of approximately 22%  is primarily attributable to:

(a)	Accrual of $17,000 in salary owed to the Company’s CEO over the course of the quarter
(b)	Accrual of $9,667 of interest expense incurred over the course of the Quarter
(c)	Net accruals of $1,595 in Payroll Tax expenses

Offset by:

Satisfaction of $1,700 of accrued interest through the issuance of the Company’s common stock.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the three months ended November 30, 2012 and -0- for the three months ended November 30, 2011.  Net losses from continuing operations were $654,568 for the three months ended November 30, 2012 and $201,132 for the same period ended 2011.

The increase in Net Losses of approximately 225% is primarily attributable to :

(a)	Goodwill impairment charge of $405,000 attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital
(b)	$49,924 in expenses recognized over the quarter ended November 30, 2012 resulting from the issuance of common shares by the Company at a price per share below par value
(c)	A 34% increase in general and Administrative expenses for the quarter ended November 30, 2012 as compared to the quarter ended November 30, 2011
(d)	Recognition of a $22,906 one time loss on assets disposed of in the disposition of the McDonald Animal Hospital
(e)	A 27% increase in Interest Expense attributable to amortization of discount for the quarter ended November 30, 2012 as compared to the quarter ended November 30, 2011
(f)	Increases in interest and consulting expenses incurred by the Company during the quarter ended November 30, 2012 of 36% and 8% respectively as compared to the quarter ended November 30, 2011

Offset by:

(g)	decrease in research and Development expenses incurred by the Company for the quarter ended November 30, 2012 as compared to the quarter ended November 30, 2011
(h)	decrease in rental expenses incurred by the Company for the quarter ended November 30, 2012 as compared to the quarter ended November 30, 2011
(a)	a onetime gain of $61,168 attributable to liabilities derecognized in the disposition of the McDonald Animal Hospital

Liquidity and Capital Resources

As of  November 30, 2012 we had $7,793  cash on hand and current liabilities of $491,435 (exclusive of convertible debt discount attributable to a beneficial conversion feature) such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable, Amounts due to Affiliates / Others and Accrued Expenses.

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

During the quarter ended November 30, 2012 the Company sold 37,640, 604 common shares for total consideration of $64,300 pursuant to the June Agreement.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on September 1, 2012 and ending November 30, 2012, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 3, 2011, a Complaint (“Complaint”) was filed in the U.S. District Court Middle District of the State of Pennsylvania against the Company, the Company’s Chairman and BMSN by 18KT.TV LLC (“Plaintiffs”) seeking to recover general damages from the Company. in excess of $125,000. The Complaint alleges breach of contract and unjust enrichment relating to an investor relations contract executed by the Company and Craig Fischer (on behalf of 18KT.TV LLC). The Complaint also seeks similar damages from BMSN. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter. At this time, it is not possible to predict the ultimate outcome of these matters.

On March 1, 2013 a SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE (“Agreement”) was entered into by and between the Plaintiffs and the Company.

Pursuant to the Agreement:

(a)

The Plaintiffs irrevocably release and forever unconditionally discharge the Company of and from any and all actions, causes of action, suits, claims, debts, dues, accounts, bonds, covenants, charges, complaints, contracts, agreements, promises, judgments and demands whatsoever, in law or in equity.

(b)

The Company irrevocably releases and forever unconditionally discharges the Plaintiffs of and from any and all actions, causes of action, suits, claims, debts, dues, accounts, bonds, covenants, charges, complaints, contracts, agreements, promises, judgments and demands whatsoever, in law or in equity.

(c)

The Company shall cause to be issued to 18KT.TV LLC 41,000,000 of the Company’s newly issued restricted common shares.

On March 12, 2013 41,000,000 Common Shares were issued to 18KT.TV LLC pursuant to SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE (Note 12).

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

Assets disposed of pursuant to the Agreement include approximately $4,840 of Property Plant and Equipment net of accumulated depreciation as well as all inventory held at the McDonald Animal Hospital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares Issued for Debt and Interest

On October 9, 2012 the Company issued 23,000,000 Common Shares(“Shares”) in satisfaction of $19,320 of outstanding convertible indebtedness.

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

On October 22, 2012 the Company issued 10,810, 811 Common Shares(“Shares”) in satisfaction of $8,000 of outstanding convertible indebtedness.

The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares

On October 23, 2012 the Company issued 10,897,436 Common Shares(“Shares”) in satisfaction of $8,500 of outstanding convertible indebtedness.

The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares

On October 24, 2012 the Company issued 10,833,333 Common Shares(“Shares”) in satisfaction of $7,800 of outstanding convertible indebtedness.

The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares

On October 25, 2012 the Company issued 42,179,487 Common Shares(“Shares”) in satisfaction of $32,250 of outstanding convertible indebtedness.

The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares

On October 26, 2012 the Company issued 10,833,333 Common Shares(“Shares”) in satisfaction of $7,800 of outstanding convertible indebtedness.

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

On November 6, 2012 the Company issued 4,642,587 Common Shares(“Shares”) in satisfaction of $2,600 of outstanding convertible indebtedness and 3,035,894 Common Shares (“Additional Shares”) in satisfaction of $1,700 of accrued interest.

The Shares and Additional Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Shares and Additional Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares and Additional Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares and Additional Shares.

On November 15, 2012 the Company issued 36,261,905 Common Shares(“Shares”) in satisfaction of $2,600 of outstanding convertible indebtedness.

The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares

Shares Issued pursuant to Contractual Obligations:

On December 5, 2012 the Company issued 6,043,651 common shares (“Shares”) pursuant to contractual obligations contained in certain convertible notes outstanding.

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

On February 15, 2013 the Company issued 30,649,351 Common Shares (“Shares”) pursuant to a conversion of $23,600 of Non Voting Convertible Preferred Shares.

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

On March 12, 2013 41,000,000 Common Shares (“Shares”) were issued to 18KT.TV LLC pursuant to SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE by and between 18KT.TV LLC and the Company.

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

On March 13, 2013 the Company issued 3,011,583 Common Shares (“Shares”) pursuant to a conversion of $7,800 of Non Voting Convertible Preferred Shares.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
10.1	8% Convertible Note in the Amount of $63,000 (a) (a) incorporated by reference to Exhibit 10.37 of the Company’s form 10-K filed February 1, 2013

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.
a Nevada corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Date: April 11, 2013