Form 10-Q
period 2013-02-28
ENTEST BIOMEDICAL, INC.
filed 2013-07-03
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 26, 2013 there were 539,129,405 shares of common stock were issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐No ☑

Transitional Small Business Disclosure Format (Check One) Yes ☐   No ☑

ENTEST BIOMEDICAL, INC.
( A Development Stage Company)
Consolidated Balance Sheet
	As of	As of
	February 28, 2013	August 31, 2012

	(unaudited)
ASSETS
Current Assets
Cash	5,221	42,737
Trade accounts receivable, less allowance for uncollectable accounts
of $0 and $0 at February 28, 2013 and August 31, 2012 respectively		2,268
Inventory		10,298
Due from Affiliate	34,895	39,140
Current Portion of Prepaid Expenses	13,000	13,000
Employee Receivable		4,349
Total Current Assets	53,116	111,792

Property & Equipment (Net of Accumulated Depreciation)	1,919	8,832
Goodwill		405,000
Intangible Assets (Net of Accumulated Amortization)	654	1,052

Non Current Portion of Prepaid Expenses
Deposits		1,151

TOTAL ASSETS	55,689	527,827

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	90,774	74,574
Notes Payable	213,680	225,362
Convertible notes payable, net of discount	119,000	121,495
Due to Other	8,000	8,000
Accrued Expenses	180,394	119,726
Total Current Liabilities	611,848	549,157

Notes Payable		36,469

TOTAL LIABILITIES	611,848	585,626

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, authorized 2,000,000,000 shares;
issued and outstanding 223,492,927 and 450,321,089shares
as of August 31, 2012 and February 28, 2013 respectively	450,320	223,493
Preferred Stock , $0.001 par value 5,000,000 shares authorized,
0 shares issued and outstanding as of August 31, 2012 and February 28, 2013
Series AA Preferred Stock, $0.001 par value 100,000 shares authorized,
5,000 shares issued and outstanding at August 31, 2012 and
as of February 28, 2013	5	5
Series B Preferred	3,201	3,201
$0.001 par value, 4,400,000 shares authorized, 3,201,397
issued and outstanding as of August 31, 2012 and February 28, 2013
NonVoting Convertible Preferred	51,400	75,000
$1 par value, 200,000 shares authorized, 75,000 and 51,400
issued and outstanding as of August 31, 2012 and February 28, 2013
Additional Paid in Capital	3,181,902	3,030,642
Contributed Capital	274,162	274,162
Accumulated Deficit	(4,517,149)	(3,664,302)

Total Stockholders' Equity	(556,159)	(57,799)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	55,689	527,827

The accompanying Notes are an integral part of these Financial Statements

ENTEST BIOMEDICAL INC.
( A Development Stage Company)
Consolidated Statement of Operations
	For the Quarter ended February 28, 2013 (unaudited)	For the Quarter ended February 29, 2012 (unaudited)	For the Six Months ended February 28, 2013 (unaudited)	For the Six Months ended February 29, 2012 (unaudited)	From inception(August 22, 2008) to February 28, 2013 (unaudited)

TOTAL REVENUE	0	0	0	0

COSTS AND EXPENSES
Research and Development				5,798	145,794
Rent Costs	9,348	33,988	18,336	46,516	190,264
General and Administrative	77,321	100,134	180,814	177,151	1,633,981
Incorporation Costs					408
Consultant's Expenses	20,256	86,320	74,740	136,524	813,151
Miscellaneous Expenses					78
Total Costs and Expenses	106,925	220,442	273,890	365,989	2,783,676

OPERATING LOSS	(106,925)	(220,442)	(273,890)	(365,989)	(2,783,676)

OTHER INCOME AND EXPENSE
Other Income	1,040	86,750	1,040	86,762	96,088
Loss on dercognition of assets due to divestiture			(22,906)		(22,906)
Loss on Early Extinguishment of Debt					(18,647)
Income generated from revenue Share Agreement		187,699		187,699	187,699
Expenses incurred from Revenue Share Agreement		(130,054)		(130,054)	(145,362)
Loss on Impairment of intangible assets		(683,333)		(683,333)	(683,333)
Interest Expense	(7,648)	(8,375)	(17,315)	(15,477)	(78,194)
Interest Expense attributable to amortization of discount	(37,100)	(119,618)	(99,004)	(168,113)	(495,912)
Loss on Impairment of Goodwill			(405,000)		(405,000)
Gain on dercognition of Liabilities due to Divestiture			61,168		61,168
Expense attributable to issuance of common shares below par value	(7,049)		(56,343)		(56,343)
Expense attributable to issuance of shares pursuant to contractual obligation	(6,043)		(6,043)		(29,911)
Expense attributable to issuance of Non Voting Convertible Preferred Shares in connection with Stock Purchase Agreement					(75,000)
TOTAL OTHER INCOME AND EXPENSE	(56,800)	(666,931)	(544,403)	(722,516)	(1,665,653)

LOSS BEFORE INCOME TAXES	(163,725)	(887,373)	(818,293)	(1,088,505)	(4,449,329)

NET LOSS					(4,449,329)
Beneficial conversion feature attributable to issuance of NonVoting Preferred Stock					(32,142)

NET LOSS from continuing Operations	(163,725)	(887,373)	(818,293)	(1,088,505)	(4,481,471)

Net Income (Loss) from discontinued operations	(3,344)	1,084	(34,554)	5,850	(35,678)

NET LOSS available to common shareholders	(167,069)	(886,289)	(852,847)	(1,082,655)	(4,517,149)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	(0.001)	(0.04)	(0.002)	(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	209,583,620	24,373,484	367,412,566	22,883,784

The accompanying Notes are an integral part of these Financial Statements

ENTEST BIOMEDICAL, INC.
( A Development Stage Company)
Consolidated Statement of Cash Flows

For the Six Months	For the Six Months	From inception
ended	ended	until
February 28, 2013	February 28, 2012	February 28, 2013
(unaudited)	(unaudited)	(unaudited)

OPERATING ACTIVITIES
Net (loss)	(818,293)	(1,088,505)	(4,449,329)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation Expense	2,073	4,193	16,125
Amortization Expense	386	389	1,633
Stock issued as Compensation to Employees	49,600	611,680
Stock issued as Compensation to Consultants	12,000	83,501	520,142
Preferred Stock issued for accrued compensation	2,000
Change in	operating assets and liabilities:
(Increase) Decrease in Trade Accounts Receivable	2,268	867	0
(Increase) Decrease in Inventory	10,298	0
(Increase) Decrease in Employee Receivable	4,349	0
Increase (Decrease) in Accounts Payable	16,199	50,233	90,773
(Increase)Decrease in Due to Other
(Increase) Decrease in Prepaid Expenses	59,500	(13,000)
(Increase) Decrease in Due from Affiliate	4,245	(59,740)	(34,895)
(Increase) Decrease in Deposits	1,151	0
Increase(Decrease) in amortization of intangibles	16,667	16,667
Increase (Decrease) in Accrued Expenses	60,667	(2,671)	180,392
(Increase) Decrease on gain realized on cancellation of stock	(86,750)	(94,937)
Increase(Decrease) in Loss on Impairment of Intangible Assets	683,333	683,333

Net Cash Provided Used in Operating Activities	(655,057)	(338,983)	(2,469,416)

INVESTING ACTIVITIES
Purchase/Sale of Equipment
0	0	(22,884)
Net cash Provided by (Used in) Investing Activities	0	0	(22,884)

FINANCING ACTIVITIES
(Increase) Decrease in Goodwill from acquisition	405,000	0
Noncash Loss on derecognition of assets	4,840	4,840
Expenses incurred resulting from issuance of stock for less than par	56,344	56,343
Increase (Decrease) in Common stock issued for cash	64,300	431,900
(Increase) Decrease in Intangible Assets (net)	(2,299)
Increase (Decrease) in Common stock issued for expenses	7,743	112,566
Increase (Decrease) in Due to Affiliate	8,000
Increase (Decrease) in Due to Shareholder
Increase (Decrease) in Notes Payable	50,868	254,963	1,144,421
Increase (Decrease) in Contributed Capital	274,161
Increase (Decrease) in Additional paid in Capital	63,000	122,190	503,267
Net Cash Provided by Financing Activities	652,095	377,153	2,533,199
DISCONTINUED OPERATION
Profit(Loss) from discontinued operations	(34,554)	5,850	(35,678)
Net Increase in Cash	(37,516)	44,020	5,221

Cash at Beginning of Period	42,737	43,901	0

Cash at End of Period	5,221	87,921	5,221

Supplemental Disclosure of Noncash investing and financing activities:

Stock issued in payment of Debt	$101,500	$72,500	$861,726
Stock issued in Acquisition of McDonald Animal Hospital	$210,000
Stock issued pursuant to Titterington Agreement	$700,000	$700,000

The accompanying Notes are an integral part of these Financial Statements

Entest BioMedical, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

As of February 28, 2013

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

E. PROPERTY AND EQUIPMENT

As of February 28, 2013 Property and Equipment consists of $1,919 of Computer equipment. No depreciation expense has been recorded with regards to this equipment as it has yet to be put into service

F. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s financial instruments as of February 28, 2013 consisted of $213,680, of Notes Payable, $119,000 of Convertible Notes payable (net of discount), $8,000 due to TheraCyte, Inc. and $34,895 due from an affiliate. The fair value of all of the Company’s financial instruments as of February 28, 2013 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of August 31, 2011 and February 28, 2013 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

NOTE 5.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $4,517,149 during the period from August 22, 2008 (inception) through February 28, 2013. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds primarily by offering securities for cash. The Company has also raised $51,192 from borrowings during the three months ended February 28, 2013.

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

NOTE 6.  NOTES PAYABLE

As of February 28, 2013

Notes Payable:

Bio Technology Partners Business Trust	$13,550
The Sherman Family Trust	$98,200
Officer Loans (Note 7)	$63,772
Venture Bridge Advisors	$32,458
Southridge Partners II LLP	$5,700
Total	$213,680

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

NOTE 7.  RELATED PARTY TRANSACTIONS

During the quarter ended February 28, 2013 David Koos made loans to the Company totaling $31,992. These loans are due and payable at the demand of David Koos and bear simple interest at a rate of 15% per annum.

As of February 28, 2013 the Company remains indebted to David R. Koos in the principal amount of $63,772 due and payable at the demand of David  Koos and bearing simple interest at a rate of 15% per annum

As of August 31 , 2012 Bio-Matrix Scientific Group, Inc. (“BMSN”) , a major shareholder of the Company, is indebted to the Company in the amount of $34,895. This amount is non interest bearing and is due at the demand of the Company.

NOTE 8.  INCOME TAXES

As of February 28, 2013
Deferred tax assets:
Net operating tax carry forwards	$1,540,471
Other	-0-
Gross deferred tax assets	1,540,471
Valuation allowance	(1,540,471)
Net deferred tax assets	$-0-

As of  February 28,2013  the Company has a Deferred Tax Asset of $1,540,471 completely attributable to net operating loss carry forwards of approximately $4,530,796  (which expire 20 years from the date the loss was incurred) consisting of:

(a) $ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and

(b) $ 4,517,149 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 13. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2013:

Common Stock:

$0.001 par value, 2,000,000,000 shares authorized 450,321,089 shares issued and outstanding as of February 28, 2013.

Preferred Stock:

$0.001 par value 5,000,000 shares authorized of 100,000 shares authorized is authorized as Series AA Preferred Stock , $.001 par value of which 5,000 shares are issued and outstanding  as of  February 28, 2013  and 4,400,000 is authorized as Series B Preferred Stock of which 3,201,397  shares are issued and outstanding as of February 28, 2013.

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

Non Voting Convertible Preferred Stock having a $1.00 par value:

200,000 shares authorized of which 51,400 shares are issued and outstanding as of February 28, 2013.

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

NOTE 14.  CONVERTIBLE DEBENTURES

As of February 28, 2013 the Company has outstanding $126,000 in convertible notes payable bearing simple interest at 8% per annum.

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

During three months ended February 28, 2013 the Company issued 6,043,651 Common Shares pursuant to contractual obligations incurred as a result of the issuance of certain convertible notes payable.

During three months ended February 28, 2013 the Company issued 30,649,351 Common Shares pursuant to a conversion of $23,600 of Non Voting Convertible Preferred Shares

NOTE 16. SUBSEQUENT EVENTS

On March 12, 2013 41,000,000 Common Shares were issued to 18KT.TV LLC pursuant to SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE (Note 12).

On March 13, 2013 the Company issued 3,011,583 Common Shares pursuant to a conversion of $7,800 of Non Voting Convertible Preferred Shares.

The terms and conditions of $126,000 of convertible debentures issued by the Company (“ENTB Convertible Notes”) (Note 14) defined “Event of Default” as follows:

The Borrower fails to pay the principal hereof or interest thereon when due on the Note, whether at maturity, upon acceleration or otherwise.

The Borrower fails to issue shares of Common Stock to the Holder (or announces or threatens in writing that it will not honor its obligation to do so) upon exercise by the Holder of the conversion rights of the Holder in accordance with the terms of the Note,

The Borrower breaches any material covenant or other material term or condition contained in the Note and any collateral documents including and such breach continues for a period of ten (10) days after written notice thereof to the Borrower from the Holder.

Any representation or warranty of the Borrower made herein or in any agreement, statement or certificate given in writing pursuant hereto or in connection with the Note shall be false or misleading in any material respect when made and the breach of which has (or with the passage of time will have) a material adverse effect on the rights of the Holder with respect to the Note.

The Borrower or any subsidiary of the Borrower shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for it or for a substantial part of its property or business, or such a receiver or trustee shall otherwise be appointed.

Any money judgment, writ or similar process shall be entered or filed against the Borrower or any subsidiary of the Borrower or any of its property or other assets for more than $50,000, and shall remain unvacated, unbonded or unstayed for a period of twenty (20) days unless otherwise consented to by the Holder, which consent will not be unreasonably withheld.

Bankruptcy. Bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings, voluntary or involuntary, for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Borrower or any subsidiary of the Borrower.

The Borrower shall fail to maintain the listing of the Common Stock on at least one of the OTCQB or an equivalent replacement exchange, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange.

The Borrower shall fail to comply with the reporting requirements of the Securities and Exchange Act of 1934; and/or the Borrower shall cease to be subject to the reporting requirements of the Securities and Exchange Act of 1934.

Any dissolution, liquidation, or winding up of Borrower or any substantial portion of the Borrower’s business.

Any cessation of operations by Borrower or Borrower admits it is otherwise generally unable to pay its debts as such debts become due, provided, however, that any disclosure of the Borrower’s ability to continue as a “going concern” shall not be an admission that the Borrower cannot pay its debts as they become due.

The failure by Borrower to maintain any material intellectual property rights, personal, real property or other assets which are necessary to conduct its business (whether now or in the future).

The restatement of any financial statements filed by the Borrower with the SEC for any date or period from two years prior to the Issue Date of the Note and until the Note is no longer outstanding, if the result of such restatement would, by comparison to the unrestated financial statement, have constituted a material adverse effect on the rights of the Holder with respect to this Note or the Purchase Agreement.

The Borrower effectuates a reverse split of its Common Stock without twenty (20) days prior written notice to the Holder.

In the event that the Borrower proposes to replace its transfer agent, the Borrower fails to provide, prior to the effective date of such replacement, a fully executed Irrevocable Transfer Agent Instructions in a form as initially delivered pursuant to the Purchase Agreement (including but not limited to the provision to irrevocably reserve shares of Common Stock in the Reserved Amount) signed by the successor transfer agent to Borrower and the Borrower.

The Company’s failure to file timely quarterly and annual reports required under the Securities and Exchange Act of 1934 constituted an Event of Default. In an Event of Default occurring as a result of failure to comply with the reporting requirements of the Securities and Exchange Act of 1934 , the Notes shall become immediately due and payable (“Mandatory Prepayment Date”) and the Borrower shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the greater of

(A)

(i) 150% times the sum of the then outstanding principal amount of the Note plus accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus

(ii) Default Interest at the rate of 22% per annum

or

(B)

“Parity Value” of the Default Sum to be prepaid, where parity value means the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum treating the Trading Day immediately preceding the Mandatory Prepayment Date as the “Conversion Date” for purposes of determining the lowest applicable Conversion Price.

In the event that the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

The Company had obtained a waiver from the holder of the ENTB Convertible Notes whereby , in the event that the Company would have become current in its reporting obligations under the Securities and Exchange Act of 1934 (“Exchange Act”) by March 22, 2013, the abovementioned penalties would not be applied to the Company by the Holder of the ENTB Convertible Notes. As the Company failed to file all reports required by March 22, 2013 the abovementioned penalties may be applied by the Holder of the ENTB Convertible Notes.

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

Material Changes in Financial Condition

As of February 28, 2013, we had Cash on Hand of $5,221 and as of August 31, 2012 we had Cash on Hand of $42,737.

The decrease in Cash on Hand of approximately 87 %  is primarily attributable to expenses  incurred by the Company in the operation of its business primarily offset by funds received by the Company as a result of net borrowings.

 As of February 28, 2013, we had Trade Accounts Receivable of $0  and as of August 31, 2012 we had Trade Accounts Receivable of $2,268.

The decrease in Trade Accounts Receivable of 100% is attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

As of February 28, 2013, we had Inventory of $0  and as of August 31, 2012 we had Inventory of $10,298.

The decrease in Inventory of 100% is attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

As of February 28, 2013 we had Due from an Affiliate of $34,895 and as of August 31, 2012 we had Due from an Affiliate of $39,140.

The decrease in Due from an Affiliate of approximately 11% is attributable to the payment of $5,000 to the Company by Bio Matrix Scientific Group, Inc offset by the payment by the Company of $755 in expenses on behalf of Bio Matrix Scientific Group, Inc during the period

As of February 28, 2013 we had an Employee Receivable of $0 and as of August 31, 2012 we had an Employee Receivable of $4,349.

The decrease in Employee Receivable of 100% is attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

As of February 28, 2013 we had Property & Equipment (Net of Accumulated Depreciation) of $1,919 and as of August 31, 2012 we had Property & Equipment (Net of Accumulated Depreciation) of $ 8,832.

The decrease in Property & Equipment (Net of Accumulated Depreciation) of approximately 78% was primarily attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital.

As of February 28, 2013 we had a Goodwill of $0 and as of August 31, 2012 we had an Goodwill of $405,000.

The decrease in Goodwill of 100% is attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

As of February 28, 2013 we had Intangible Assets of $654 and as of August 31, 2012 we had Intangible Assets of $1,052.

The decrease in Intangible Assets of approximately 39% is primarily attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital  as well as the recognition of depreciation expense.

As of February 28, 2013 we had Deposits of $0 and as of August 31, 2012 we had Deposits of $1,151 .

The decrease in Deposits of 100% is primarily attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

As of February 28, 2013 we had Accounts Payable of $90,774 and as of August 31, 2012 we had Accounts Payable of $74,574.

The increase in Accounts Payable of approximately 21% is primarily attributable to increases in outstanding obligations of the Company incurred in the course of business.

As of February 28, 2012 we had Notes Payable of $213,680 and as of August 31, 2012 we had Notes Payable (Including Long Term Portion of Notes payable) of $261,831.

The decrease in Notes Payable of approximately 5% is primarily attributable to the elimination of certain obligations pursuant to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital offset by loans to the Company during the six months ended February 28, 2013 totaling $52,792.

As of February 38, 2012 we had Convertible Notes Payable (net of unamortized discount)  of $119,000 and as of August 31, 2012 we had Convertible Notes Payable (net of unamortized discount)  of $121,495.

This decrease of approximately 39% is primarily attributable to:

(a)	Settlement of $101,500 of Convertible Debt through the issuance of common stock offset by
(b)	The issuance on September 20, 2012 of a convertible note in the amount of $63,000
(c)	The recognition of $99,004 Interest Expense attributable to amortization of discount

As of February 28, 2013 we had Accrued Expenses of $180,394 and as of August 31, 2012 we had Accrued Expenses of $119,726.

The increase in Accrued Expenses of approximately 51%  is primarily attributable to:

(a)	Accrual of $45,500 in salary owed to the Company’s CEO over the course of the six months
(b)	Accrual of $71,315 of interest expense incurred over the course of the six months

Offset by:

Satisfaction of $1,700 of accrued interest through the issuance of the Company’s common stock.

Net reductions in accrued payroll tax expenses of $537

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the three months ended February 28, 2013 and -0- for the three months ended February 29, 2012.  Net losses from continuing operations were $163,725 for the three months ended February 28, 2013 and $887,373 for the same period ended 2012.

The decrease in Net Losses from continuing operations of approximately 81% is primarily attributable to :

(a)	Decreases in rental expenses of approximately 72%
(b)	Decreases in General and Administrative expenses of approximately 23%
(c)	Decreases in consulting expenses of approximately 77%
(d)	The recognition of $130, 054 during the quarter ended February 29, 2012 of expenses incurred pursuant to that agreement entered into by and between the Company and Titterington Veterinary Services, Inc, Dr. Ronald Titterington and Dr. Kathy Snell.
(e)	The recognition of a loss on impairment of intangible assets during the quarter ended February 29, 2012 of $683,333 resulting from the termination of that agreement entered into by and between the Company and Titterington Veterinary Services, Inc, Dr. Ronald Titterington and Dr. Kathy Snell.
(f)	Decreases in interest expenses of approximately 9%
(g)	Decreases in interest expenses attributable to amortization of discount attributable to Beneficial Conversion Features of approximately 69%
(h)	Other Income of $86,750 resulting from the cancellation of securities issued as compensation during the three months ended February 29, 2012.
(i)	$187,699 of income recognized during the quarter ended February 29, 2012 pursuant to that agreement entered into by and between the Company and Titterington Veterinary Services, Inc, Dr. Ronald Titterington and Dr. Kathy Snell

Offset by:

(a)	$187,699 of income recognized during the quarter ended February 29, 2012 pursuant to that agreement entered into by and between the Company and Titterington Veterinary Services, Inc, Dr. Ronald Titterington and Dr. Kathy Snell .
(b)	$7,049 of expenses incurred as a result of issuance of securities below par value during the quarter ended February 28, 2013
(c)	$6,043 of expenses incurred during the quarter ended February 28, 2013 resulting from common shares issued pursuant to contractual obligations contained in certain convertible notes outstanding.

Revenues from continuing operations were $0 for the six months ended February 28, 2013 and -0- for the three months ended February 29, 2012.  Net losses from continuing operations were $818,293 for the six months ended February 28, 2013 and $1,088,505 for the six months ended February 29, 2012.

 The decrease in Net Losses from continuing operations of approximately 25% is primarily attributable to :

(a)	Research and Development expenses incurred during the six months ended February 29, 2012 of $5,798
(b)	Decreases in rental expenses of approximately 61%
(c)	The recognition of $130, 054 during the quarter ended February 29, 2012 of expenses incurred pursuant to that agreement entered into by and between the Company and Titterington Veterinary Services, Inc, Dr. Ronald Titterington and Dr. Kathy Snell.
(d)	The recognition of a loss on impairment of intangible assets during the quarter ended February 29, 2012 of $683,333 resulting from the termination of that agreement entered into by and between the Company and Titterington Veterinary Services, Inc, Dr. Ronald Titterington and Dr. Kathy Snell.
(e)	Decreases in interest expenses attributable to amortization of discount attributable to Beneficial Conversion Features of approximately 69%
(f)	A onetime gain of $61,168 attributable to liabilities derecognized in the disposition of the McDonald Animal Hospital recognized during the quarter ended November 30, 2012.
(g)	Other Income of $86,750 resulting from the cancellation of securities issued as compensation during the three months ended February 29, 2012.

Offset by:

(a)	$187,699 of income recognized during the quarter ended February 29, 2012 pursuant to that agreement entered into by and between the Company and Titterington Veterinary Services, Inc, Dr. Ronald Titterington and Dr. Kathy Snell .
(b)	$56,343 of expenses incurred as a result of issuance of securities below par value during the six months ended February 28, 2013
(c)	$6,043 of expenses incurred during the quarter ended February 28, 2013 resulting from common shares issued pursuant to contractual obligations contained in certain convertible notes outstanding.
(d)	Other Income of $86,750 resulting from the cancellation of securities issued as compensation during the three months ended February 29, 2012.
(e)	Recognition of a $22,906 one time loss on assets disposed of in the disposition of the McDonald Animal Hospital during the quarter ended November 30, 2012.
(f)	Recognition of a Goodwill impairment charge of $405,000 attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

Liquidity and Capital Resources

As of  February 28, 2012 we had $5,221  cash on hand and current liabilities of $611,848 (exclusive of convertible debt discount attributable to a beneficial conversion feature) such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable, Amounts due to Affiliates / Others and Accrued Expenses.

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

We were not party to any material commitments for capital expenditures as of the end of the quarter ended February 28, 2013.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on December 1, 2012 and ending on February 28, 2013, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

On March 12, 2013 41,000,000 Common Shares (“Shares”) were issued to 18KT.TV LLC pursuant to a SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE by and between 18KT.TV LLC and the Company.

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
Date: June 28, 2013