Form 10-Q
period 2013-05-31
ENTEST BIOMEDICAL, INC.
filed 2013-09-04
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in R ule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☑ Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 27, 2013 there were 561,856,678 shares of common stock were issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

Transitional Small Business Disclosure Format (Check One) Yes ☐   No ☑

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ENTEST BIOMEDICAL, INC.
( A Development Stage Company)
Consolidated Balance Sheet
		As of	As of
		May 31, 2013	August 31, 2012
		(unaudited)
ASSETS
Current Assets
	Cash	6,119	42,737
	Trade accounts receivable, less allowance for uncollectable accounts
	of $0 and $0 at May 31, 2013 and August 31, 2012 respectively		2,268
	Inventory		10,298
	Due from Affiliate	34,895	39,140
	Current Portion of Prepaid Expenses	13,000	13,000
	Employee Receivable		4,349
Total Current Assets		54,014	111,792

Property & Equipment (Net of Accumulated Depreciation)		1,919	8,832
Goodwill			405,000
Intangible Assets (Net of Accumulated Amortization)		462	1,052

	Non Current Portion of Prepaid Expenses
	Deposits		1,151

TOTAL ASSETS		56,395	527,827

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
	Accounts Payable	89,241	74,574
	Notes Payable	241,844	225,362
	Convertible notes payable, net of discount	126,000	121,495
	Penalty Payable on Convertible Notes,net of discount	63,000
	Due to Other	8,000	8,000
	Accrued Expenses	225,674	119,726
Total Current Liabilities		753,759	549,157

	Long Term Notes Payable		36,469

TOTAL LIABILITIES		753,759	585,626

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, authorized 2,000,000,000 shares;
	issued and outstanding 223,492,927 and 507,783,341 shares
	as of August 31, 2012 and May 31, 2013 respectively	507,782	223,493
Preferred Stock , $0.001 par value 5,000,000 shares authorized,
	0 shares issued and outstanding as of August 31,2012 and May 31, 2013
	Series AA Preferred Stock, $0.001 par value 100,000 shares authorized,
	5,000 shares issued and outstanding at August 31, 2012 and
	as of May 31, 2013	5	5
	Series B Preferred	3,201	3,201
	$0.001 par value, 4,400,000 shares authorized, 3,201,397
	issued and outstanding as of August 31, 2012 and May 31, 2013
	NonVoting Convertible Preferred	24,775	75,000
	$1 par value, 200,000 shares authorized, 75,000 and 24,775
	issued and outstanding as of August 31, 2012 and May 31, 2013
Additional Paid in Capital		3,408,490	3,030,642
Contributed Capital		274,162	274,162
Accumulated Deficit		(4,915,779)	(3,664,302)

Total Stockholders' Equity		(697,364)	(57,799)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY		56,395	527,827

The accompanying Notes are an integral part
of these Financial Statements

ENTEST BIOMEDICAL INC.
( A Development Stage Company)
Consolidated Statement of Operations					From inception(August 22, 2008)
	For the Quarter ended	For the Quarter ended	For the Nine Months ended	For the Nine Months ended	to
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012	May 31, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

TOTAL REVENUE	0	0	0	0	0

COSTS AND EXPENSES
Research and Development				5,798	145,794
Rent Costs	9,348	8,988	27,684	55,504	199,612
General and Administrative	261,617	97,494	442,431	274,645	1,895,598
Incorporation Costs					408
Consultant's Expenses	12,467	146,039	87,207	282,563	825,618
Miscellaneous Expenses					78
Total Costs and Expenses	283,432	252,521	557,322	618,510	3,067,108

OPERATING LOSS	(283,432)	(252,521)	(557,322)	(618,510)	(3,067,108)

OTHER INCOME AND EXPENSE
Other Income			1,040	86,762	96,088
Penalties on Convertible Debentures	(63,000)		(63,000)		(63,000)
Loss on derecognition of assets due to divestiture			(22,906)		(22,906)
Loss on Early Extinguishment of Debt					(18,647)
Income generated from revenue				187,699	187,699
Share Agreement
Expenses incurred from Revenue
Share Agreement		(15,308)		(145,362)	(145,362)
Loss on Impairment of intangible				(683,333)	(683,333)
assets
Interest Expense	(15,373)	(7,697)	(32,688)	(23,174)	(93,567)
Interest Expense attributable to
amortization of discount	(41,303)	(19,405)	(140,307)	(187,518)	(537,215)
Loss on Impairment of Goodwill			(405,000)		(405,000)
Gain on dercognition of Liabilities due to
Divestiture			61,168		61,168
Expense attributable to issuance of common shares
below par value			(51,865)		(51,865)
Expense attributable to issuance
of shares pursuant to contractual
obligation		(17,720)	(6,043)	(17,720)	(29,911)
Expense attributable to issuance of
Non Voting Convertible Preferred
Shares in connection with Stock
Purchase Agreement		(75,000)		(75,000)	(75,000)
TOTAL OTHER INCOME AND EXPENSE	(119,676)	(135,130)	(659,601)	(857,646)	(1,780,851)

LOSS BEFORE INCOME TAXES	(403,108)	(387,651)	(1,216,923)	(1,476,156)	(4,847,959)
income Taxes

NET LOSS					(4,847,959)
Beneficial conversion feature
attributable to issuance of NonVoting
Preferred Stock		(32,142)		(32,142)	(32,142)

NET LOSS from continuing
Operations	(403,108)	(419,793)	(1,216,923)	(1,508,298)	(4,880,101)

Net Income (Loss) from discontinued operations		9,271	(34,554)	15,121	(35,678)

NET LOSS available to common shareholders	(403,108)	(410,522)	(1,251,477)	(1,493,177)	(4,915,779)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE	(0.001)	(0.003)	(0.003)	(0.03)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	490,752,652	119,459,306	408,981,891	55,643,583

The accompanying Notes are an integral part
of these Financial Statements

ENTEST BIOMEDICAL, INC.
( A Development Stage Company)
Consolidated Statement of Cash Flows

		For the Nine Months	For the Nine Months	From inception
		ended	ended	until
		May 31, 2013	May 31, 2012	May 31, 2013
		(unaudited)	(unaudited)	(unaudited)

OPERATING ACTIVITIES
Net (loss)		(1,216,923)	(1,476,156)	(4,847,959)
Adjustments	to reconcile net loss to net cash used
by operating	activities:
	Depreciation Expense	2,073	6,388	16,125
	Amortization Expense	578	582	1,825
	Stock issued as Compensation to Employees	74,400	19,506	636,480
	Stock issued as Compensation to Consultants	18,000	175,801	526,142
	Preferred Stock issued for accrued compensation			2,000
Change in	operating assets and liabilities:
	(Increase) Decrease in Trade Accounts Receivable	2,268	867	0
	(Increase) Decrease in Inventory	10,298	(8,471)	0
	(Increase) Decrease in Employee Receivable	4,349		0
	Increase (Decrease) in Accounts Payable	14,666	39,630	89,240
	(Increase)Decrease in Due to Other
	(Increase) Decrease in Prepaid Expenses		59,500	(13,000)
	(Increase) Decrease in Due from Affiliate	4,245	(52,940)	(34,895)
	(Increase) Decrease in Deposits	1,151	(661)	0
	Increase(Decrease) in amortization of intangibles		16,667	16,667
	Increase (Decrease) in Accrued Expenses	105,947	23,113	225,672
	(Increase)Decrease on gain realized on cancellation
	of stock		(86,750)	(94,937)
	Increase(Decrease) in Loss on Impairment
	of Intangible Assets		683,333	683,333

	Net Cash Provided Used in Operating Activities	(978,948)	(599,591)	(2,793,307)

INVESTING ACTIVITIES
	Purchase/Sale of Equipment
		0	0	(22,884)
	Net cash Provided by (Used in) Investing Activities	0	0	(22,884)

FINANCING ACTIVITIES
	(Increase) Decrease in Goodwill from acquisition	405,000		0
	Noncash Loss on derecognition of assets	4,840		4,840
	Noncash gain on dereognition of liabilities
	Expenses incurred resulting from issuance of stock for
	less than par	51,866		51,865
	Increase (Decrease) in Common stock issued for cash	64,300		431,900
	(Increase) Decrease in Intangible Assets (net)			(2,299)
	Increase (Decrease) in Common stock issued
	for expenses	204,543	96,920	309,366
	Increase (Decrease) in Due to Affiliate			8,000
	Increase (Decrease) in Due to Shareholder
	Increase (Decrease) in Notes Payable	86,032	131,450	1,179,585
	Increase (Decrease) in penalties attributable to Convertible Debt	63,000		63,000
	Increase (Decrease) in Contributed Capital			274,161
	Increase (Decrease) in Additional paid in Capital	97,303	326,858	537,570
	Net Cash Provided by Financing Activities	976,884	555,228	2,857,988
DISCONTINUED OPERATION
	Profit(Loss) from discontinued operations	(34,554)	15,121	(35,678)
	Net Increase in Cash	(36,618)	(29,242)	6,119

	Cash at Beginning of Period	42,737	43,901	0

	Cash at End of Period	6,119	14,659	6,119

Supplemental Disclosure of Noncash investing and financing activities:

Stock issued in payment of Debt		$101,500	$73,848	$ 861,726
Stock issued in Acquisition of McDonald Animal Hospital				$ 210,000
Stock issued pursuant to Titterington Agreement			$700,000	$ 700,000

The accompanying Notes are an integral part
of these Financial Statements

Entest BioMedical, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

As of May 31, 2013

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

E. PROPERTY AND EQUIPMENT

As of May 31, 2013 Property and Equipment consists of $1,919 of Computer equipment. No depreciation expense has been recorded with regards to this equipment as it has yet to be put into service

F. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s financial instruments as of May 31, 2013 consisted of $241,844, of Notes Payable, $126,000 of Convertible Notes payable , $63,000 Penalty Payable on Convertible Notes,, $8,000 due to TheraCyte, Inc. and $34,895 due from an affiliate. The fair value of all of the Company’s financial instruments as of May 31, 2013 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of August 31, 2012 and May 31, 2013 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

NOTE 5.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $4,915,779 during the period from August 22, 2008 (inception) through May 31, 2013. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds primarily by offering securities for cash. The Company has also raised $28,164 from borrowings during the three months ended May 31, 2013.

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

NOTE 6.  NOTES PAYABLE

As of May 31, 2013

Notes Payable:

Bio Technology Partners Business Trust	$13,550
The Sherman Family Trust	$98,200
Officer Loans (Note 7)	$86,788
Venture Bridge Advisors	$37,606
Southridge Partners II LLP	$5,700
Total	$241,844

Convertible Notes Payable

8% Convertible Notes Payable (Note 14) $126,000

Penalty on Convertible Notes Payable (Note 14) $63,000

Both of Bio Technology Partners Business Trust and Venture Bridge Advisors have provided lines of credit to the Company in the amount of $200,000 each or so much thereof as may be disbursed to, or for the benefit of the Company by Lender in Lender's sole and absolute discretion. The unpaid principal of these lines of credit bear simple interest at the rate of ten percent per annum. Interest is calculated based on the principal balance as may be adjusted from time to time to reflect additional advances or payments made hereunder. Principal balance and accrued interest shall become due and payable in whole or in part at the demand of the Lender. The Sherman Family Trust has provided a line of credit to the Company in the amount of $700,000 or so much thereof as may be disbursed to, or for the benefit of the Company by Lender in Lender's sole and absolute discretion. The unpaid principal of this line of credit bears simple interest at the rate of ten percent per annum. Interest is calculated based on the principal balance as may be adjusted from time to time to reflect additional advances or payments made hereunder. Principal balance and accrued interest shall become due and payable in whole or in part at the demand of the Lender. $5,700 owed by the Company toSouthridge Partners II LLP bears no stated interest rate and is payable at the demand of Southridge Partners II LLP.

NOTE 7.  RELATED PARTY TRANSACTIONS

During the quarter ended May 31, 2013 David Koos made loans to the Company totaling $23,016. These loans are due and payable at the demand of David Koos and bear simple interest at a rate of 15% per annum.

As of May 31, 2013 the Company remains indebted to David R. Koos in the principal amount of $86,788 due and payable at the demand of David  Koos and bearing simple interest at a rate of 15% per annum

As of August 31 , 2012 Bio-Matrix Scientific Group, Inc. (“BMSN”) , a major shareholder of the Company, is indebted to the Company in the amount of $34,895. This amount is non interest bearing and is due at the demand of the Company.

NOTE 8.  INCOME TAXES

As of May 31, 2013
Deferred tax assets:
Net operating tax carry forwards	$1,676,005
Other	-0-
Gross deferred tax assets	1,676,005
Valuation allowance	(1,676,005))
Net deferred tax assets	$-0-

As of  May 31 ,2013  the Company has a Deferred Tax Asset of $1,676,005 completely attributable to net operating loss carry forwards of approximately $4,929,426  (which expire 20 years from the date the loss was incurred) consisting of:

(a) $ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and

(b) $ 4,915,779 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 13. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2013:

Common Stock:

$0.001 par value, 2,000,000,000 shares authorized 507,783,341 shares issued and outstanding as of May 31, 2013.

Preferred Stock:

$0.001 par value 5,000,000 shares authorized of 100,000 shares authorized is authorized as Series AA Preferred Stock , $.001 par value of which 5,000 shares are issued and outstanding  as of  May 31, 2013  and 4,400,000 is authorized as Series B Preferred Stock of which 3,201,397  shares are issued and outstanding as of May 31, 2013.

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

200,000 shares authorized of which 24,775 shares are issued and outstanding as of May 31, 2013.

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

NOTE 14.  CONVERTIBLE DEBENTURES

As of May 31 2013 the Company has outstanding $126,000 in convertible notes payable bearing simple interest at 22% per annum.

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

The terms and conditions of $126,000 of convertible debentures issued by the Company (“ENTB Convertible Notes”) defined “Event of Default” as follows:

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

The Company had obtained a waiver from the holder of the ENTB Convertible Notes whereby , in the event that the Company would have become current in its reporting obligations under the Securities and Exchange Act of 1934 (“Exchange Act”) by March 22, 2013, the abovementioned penalties would not be applied to the Company by the Holder of the ENTB Convertible Notes. As the Company failed to file all reports required by March 22, 2013 the abovementioned penalties may be applied by the Holder of the ENTB Convertible Notes. As a result of the expiration of the waiver , the Company has recognized a liability as of March 22, 2013 (Penalty Payable on Convertible Notes, net of discount) of $63,000

NOTE 15. STOCK TRANSACTIONS

On March 12, 2013 41,000,000 Common Shares were issued to 18KT.TV LLC pursuant to SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE (Note 12).

On March 13, 2013 the Company issued 3,011,583 Common Shares pursuant to a conversion of $7,800 of Non Voting Convertible Preferred Shares.

On May 22, 2013 the Company issued 17,928,571 Common Shares pursuant to a conversion of $18,825 of Non Voting Convertible Preferred Shares

NOTE 16. SUBSEQUENT EVENTS

On July 8, 2013 the Company issued 22,727, 273 Common Shares in satisfaction of $25,000 of convertible debt.

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

Material Changes in Financial Condition

As of May 31, 2013, we had Cash on Hand of $6,119 and as of August 31, 2012 we had Cash on Hand of $42,737.

The decrease in Cash on Hand of approximately 85 %  is primarily attributable to expenses  incurred by the Company in the operation of its business primarily offset by funds received by the Company as a result of net borrowings.

 As of May 31, 2013, we had Trade Accounts Receivable of $0  and as of August 31, 2012 we had Trade Accounts Receivable of $2,268.

The decrease in Trade Accounts Receivable of 100% is attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

As of May 31, 2013, we had Inventory of $0  and as of August 31, 2012 we had Inventory of $10,298.

The decrease in Inventory of 100% is attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

As of May 31, 2013 we had Due from an Affiliate of $34,895 and as of August 31, 2012 we had Due from an Affiliate of $39,140.

The decrease in Due from an Affiliate of approximately 11% is attributable to the payment of $5,000 to the Company by Bio Matrix Scientific Group, Inc offset by the payment by the Company of $755 in expenses on behalf of Bio Matrix Scientific Group, Inc during the period

As of May 31, 2013 we had an Employee Receivable of $0 and as of August 31, 2012 we had an Employee Receivable of $4,349.

The decrease in Employee Receivable of 100% is attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

As of May 31, 2013 we had Property & Equipment (Net of Accumulated Depreciation) of $1,919 and as of August 31, 2012 we had Property & Equipment (Net of Accumulated Depreciation) of $ 8,832.

The decrease in Property & Equipment (Net of Accumulated Depreciation) of approximately 78% was primarily attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital.

As of May 31, 2013 we had a Goodwill of $0 and as of August 31, 2012 we had an Goodwill of $405,000.

The decrease in Goodwill of 100% is attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

As of May 31, 2013 we had Intangible Assets of $462 and as of August 31, 2012 we had Intangible Assets of $1,052.

The decrease in Intangible Assets of approximately 56% is primarily attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital  as well as the recognition of depreciation expense.

As of May 31, 2013 we had Deposits of $0 and as of August 31, 2012 we had Deposits of $1,151 .

The decrease in Deposits of 100% is primarily attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

As of May 31, 2013 we had Accounts Payable of $89,241 and as of August 31, 2012 we had Accounts Payable of $74,574.

The increase in Accounts Payable of approximately 20% is primarily attributable to increases in outstanding obligations of the Company incurred in the course of business.

As of May 31, 2013 we had Notes Payable of $241,844 and as of August 31, 2012 we had Notes Payable (Including Long Term Portion of Notes payable) of $261,831.

The increase in Notes Payable of approximately 6% is primarily attributable to :

(a)	Net Borrowings during the period of $56,608 from David Koos, the company’s CEO
(b)	Net borrowings during the period from third party lenders of $24,298

Offset by:

the elimination of certain obligations pursuant to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

 As of May 31, 2013 we had Accrued Expenses of $225,674 and as of August 31, 2012 we had Accrued Expenses of $119,726.

The increase in Accrued Expenses of approximately 88%  is primarily attributable to:

(a)	Accrual of $75,500 in salary owed to the Company’s CEO over the course of the nine months
(b)	Accrual of $30,988 of interest expense incurred over the course of the nine months

Offset by reductions in accrued payroll tax of $540

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the three months ended May 31, 2013 and -0- for the three months ended May 31, 2012.  Net losses from continuing operations were $403,108 for the three months ended may 31, 2013 and $419,793 for the same period ended 2012.

Revenues from continuing operations were $0 for the nine months ended May 31, 2013 and -0- for the nine months ended May 31, 2012.  Net losses from continuing operations were $1,216,923 for the nine months ended May 31, 2013 and $1,508,298 for the nine months ended May 31, 2012.

The decrease in Net Losses from continuing operations of approximately 19% is primarily attributable to :

(a)	Research and Development expenses incurred during the six months ended February 29, 2012 of $5,798
(b)	Decreases in rental expenses of approximately 50%
(c)	The recognition of $145,362 during the period ended May 31, 2012 of expenses incurred pursuant to that agreement entered into by and between the Company and Titterington Veterinary Services, Inc, Dr. Ronald Titterington and Dr. Kathy Snell.
(d)	The recognition of a loss on impairment of intangible assets during the quarter ended February 29, 2012 of $683,333 resulting from the termination of that agreement entered into by and between the Company and Titterington Veterinary Services, Inc, Dr. Ronald Titterington and Dr. Kathy Snell.
(e)	Decreases in interest expenses attributable to amortization of discount attributable to Beneficial Conversion Features of approximately 25%
(f)	A onetime gain of $61,168 attributable to liabilities derecognized in the disposition of the McDonald Animal Hospital recognized during the quarter ended November 30, 2012.
(g)

Other Income of $86,750 resulting from the cancellation of securities issued as compensation during the three months ended February 29, 2012.

(h) Expenses of $75,000 recognized during the period ended May 31, 2012 in connection with the issuance of 75,000 shares of Nonvoting Convertible Preferred Stock.

(i) Decreases in consulting expenses during the period ended May 31, 2013 when compared to the same period ended 2012 of approximately 69%

Offset by:

(a)	$187,699 of income recognized during the quarter ended February 29, 2012 pursuant to that agreement entered into by and between the Company and Titterington Veterinary Services, Inc, Dr. Ronald Titterington and Dr. Kathy Snell .
(b)	$51,865 of expenses incurred as a result of issuance of securities below par value during the period ended May 31, 2013
(c)	$6,043 of expenses incurred during the quarter ended February 28, 2013 resulting from common shares issued pursuant to contractual obligations contained in certain convertible notes outstanding.
(d)	Other Income of $86,750 resulting from the cancellation of securities issued as compensation during the three months ended February 29, 2012.
(e)	Recognition of a $22,906 one time loss on assets disposed of in the disposition of the McDonald Animal Hospital during the quarter ended November 30, 2012.
(f)

Recognition of a Goodwill impairment charge of $405,000 attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

(g) Increases in General and Administrative and Administrative expenses during the period ended may 31, 2013 when compared to the same period ended 2012 of approximately 61%

(h) Increase in interest expense not attributable to amortization of discount attributable to Beneficial Conversion Features of approximately 41%

(i) Recognition during the quarter ended may 31, 2013 of $63,000 of penalties on convertible notes.

Liquidity and Capital Resources

As of  May 31, 2013 we had $6,119  cash on hand and current liabilities of $753,759 (exclusive of convertible debt discount attributable to a beneficial conversion feature) such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable, Amounts due to Affiliates / Others, Penalties payable on Convertible Notes, net of discount and Accrued Expenses.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on March 1, 2013 and ending on May , 31 2013, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On March 13, 2013 the Company issued 3,011,583 Common Shares (“Shares”) pursuant to a conversion of 7,800 Non Voting Convertible Preferred Shares.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On May 22, 2013 the Company issued 17,928, 571 Common Shares (“Shares”) pursuant to a conversion of 18,825 Non Voting Convertible Preferred Shares.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On July 8, 2013 the Company issued 22,727, 273 Common Shares (“Shares”) in satisfaction of $25,000 of convertible debt.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

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
Date: August 27, 2013