Form 10-K
period 2013-08-31
ENTEST BIOMEDICAL, INC.
filed 2013-12-17
CIK 1449447

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending August 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission file number: 333-154989

ENTEST BIOMEDICAL, INC.

(Name of small business issuer in its charter)

Nevada	26-3431263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Spring Street, Suite 304, La Mesa, California, 91942

(Address of Principal executive offices)

Issuer’s telephone number: (619) 702-1404

_______________

Securities registered under Section 12(b) of the “Exchange Act” None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non accelerated filer [ ]	Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [ ]    No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $ 2,169,384

As of November 21, 2013 Entest BioMedical, Inc. had 1,153,070,662 common shares outstanding, 3, 201,397 Series B Preferred shares outstanding and 5,000 Series AA preferred shares outstanding .

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

The sale of assets pursuant to the Agreement closed on November 30, 2012. As a result of the Agreement, the Company recorded a non-cash pre-tax charge for the impairment of goodwill recorded in connection with the acquisition of the McDonald Animal Hospital of approximately $405,000 for the quarter ended November 30, 2012.

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

ImenVax™ III is intended to be an off the shelf formulation, manufactured under GMP, which shall harness the power of trophoblasts (cells forming the outer layer of a blastocyst, which provide nutrients to the embryo and develop into a large part of the placenta) derived  from human placental tissue to combat canine cancers . No tissue processing is required for the administration of the ImenVax™ III therapy as opposed to I and II as no cellular material from the patient is utilized.

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

As of November 24, 2013 there have been 8 canine patients treated through the Pilot Study.

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

Dr. Koos serves as a member of the Advisory Board pursuant to an agreement by and between the Company and Bio-Matrix Scientific Group, Inc. entered into on June 19, 2009 whereby the Bio Matrix Scientific Group, Inc assigned its rights to the services of Dr. Koos to the Company for consideration to bio matrix Scientific Group of $10,000. Those rights included the services of Dr. Koos as a member of the Company’s Advisory Board for a period ending April 8, 2014.

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

The U.S. market for veterinary services is highly fragmented. According to the American Veterinary Medical Association, there were more than 51,000 veterinarians practicing at the end of 2009. The principal factors in a pet owner’s decision as to which veterinarian to use include convenient location and hours, personal recommendations, reasonable fees and quality of care. In order to be competitive in the animal healthcare industry, we intend to direct our marketing efforts related to clinics, if and when they may be acquired, toward increasing the number of annual visits from existing clients through customer education efforts and toward attracting new clients through local print advertising campaigns.

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

Amount spent during the last fiscal year on research and development activities

During the fiscal year ended August 31, 2013 we expended $0 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local);

Entest has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of November 25, 2013, Entest has 1 employee of which 1 is full time.

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

The Company’s authorized capital stock consists of 2,000,000,000 shares of common stock with a par value $0.001, and 5,000,000 shares of preferred stock with a par value $0.001 per share (of which 100,000 are designated as Series AA Preferred Stock and 4,400,000 are designated as Series B Preferred Stock) and 200,000 shares authorized of Non Voting Convertible Preferred Stock, par value $1.00   As of November 25, 2013 Entest BioMedical, Inc. had 1,153,070,662 common shares outstanding, 3, 201,397 Series B Preferred shares outstanding, 5,000 Series AA preferred shares outstanding and 0 Non Voting Convertible Preferred shares outstanding.

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

September 1, 2011 to August 31, 2012	High	Low
First Quarter	$0.598	$0.1387
Second Quarter	0.100	0.03
Third Quarter	0.034	0.0017
Fourth Quarter	$0.0225	$0.0028
September 1, 2012 to August 31, 2013	High	Low
First Quarter	$0.0053	$0.0007
Second Quarter	0.0073	0.0005
Third Quarter	0.0064	0.0016
Fourth Quarter	$0.0012	$0.0030

Holders

As of August 31, 2013 there were approximately 340 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending August 31, 2013. We do not expect to declare cash dividends in the immediate future. On March 6, 2012 a dividend of 3,201,397 shares of Series B Preferred Stock was paid to the Company’s common shareholders of record as of February 21, 2012.

Recent Sales of Unregistered Securities

For the Fiscal Year Ended August 31, 2013:

Shares Issued for Debt and Interest:

On September 30, 2013 the Company issued 60,000,000 Common Shares(“Shares”) in satisfaction of $13,350 of outstanding indebtedness.

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

The Shares and Additional Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares and Additional Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares and Additional Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares and Additional Shares.

On November 15, 2012 the Company issued 36,261,905 Common Shares(“Shares”) in satisfaction of $2,600 of outstanding convertible indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares

On July 8, 2013 the Company issued 22,727,273 Common Shares(“Shares”) in satisfaction of $25,000 of outstanding convertible indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares

On October 2, 2013 the Company issued 24,848,485 Common Shares(“Shares”) in satisfaction of $8,200 of outstanding convertible indebtedness.

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

On October 8, 2013 the Company issued 27,727,273 Common Shares(“Shares”) in satisfaction of $6,100 of outstanding convertible indebtedness.

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

On October 9, 2013 the Company issued 27,727,273 Common Shares(“Shares”) in satisfaction of $5,600 of outstanding convertible indebtedness.

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

On October 10, 2013 the Company issued 27,777,778 Common Shares(“Shares”) in satisfaction of $5,000 of outstanding convertible indebtedness.

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

On October 14, 2013 the Company issued 60,000,000 Common Shares(“Shares”) in satisfaction of $13,350 of outstanding indebtedness.

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

On October 15, 2013 the Company issued 27,777,778 Common Shares(“Shares”) in satisfaction of $5,000 of outstanding convertible indebtedness.

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

On October 18, 2013 the Company issued 20,652,000 Common Shares(“Shares”) in satisfaction of $3,300 of outstanding convertible indebtedness.

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

On October 22, 2013 the Company issued 27,500,000 Common Shares(“Shares”) in satisfaction of $3,300 of outstanding convertible indebtedness.

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

On October 24, 2013 the Company issued 27,500,000 Common Shares(“Shares”) in satisfaction of $1,400 of outstanding convertible indebtedness.

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

On November 13, 2013 the Company issued 60,000,000 Common Shares(“Shares”) in satisfaction of $13,350 of outstanding indebtedness.

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

Shares issued pursuant to Contractual Obligations:

On November 14, 2013 the Company issued 26,868,132 Common Shares(“Shares”) pursuant to contractual obligations contained in certain convertible notes.

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

Shares issued pursuant to legal settlement.

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

Shares issued for conversion of nonvoting convertible preferred stock.

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

Use of Proceeds, Registered Offering

The Company has filed a registration statement on Form S-1 under the Securities Act of 1933 registering for resale up to 37,640,314 shares of our common stock by Southridge which are Put Shares that may be put to Southridge pursuant to an Equity Purchase Agreement dated as of June 1, 2012 by and between Southridge Partners II, LP (“Southridge”) and the Company (“June Purchase Agreement”). The Registration Statement was declared effective by the United States Securities and Exchange Commission on August 27, 2012.

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

(1)	$20,000 was utilized to pay debt due to Southridge
(2)	$2,500 was paid to Capital Path Securities who acted as placement agent
(3)	$27,500 was utilized for working capital purposes

On October 2, 2012 the Company sold 10,837,849 common shares to Southridge for the gross amount of $14,300 pursuant to the June Purchase Agreement. Total gross proceeds of $14,300 were utilized to pay $14,300 of debt due to Southridge by the Company.

Item 6. Selected Financial Data

As we are a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of August 31, 2013, we had Cash in the amount of $9,610 and as of August 31, 2012 we had Cash in the amount of $42,737.

The decrease in Cash of approximately 77% is attributable to attributable to expenses incurred by the Company in the operation of its business and payment of its obligations partially offset by funds received by the Company as a result of net borrowings and proceeds pursuant to the June Purchase Agreement.

As of August 31, 2013, we had Trade Accounts Receivable of $0 and as of August 31, 2012 we had Trade Accounts Receivable of $2,268.

The decrease in Trade Accounts Receivable of 100% is attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital.

As of August 31, 2013, we had Inventory of $0  and as of August 31, 2012 we had Inventory of $10,298.

The decrease in Inventory of 100% is attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital.

As of August 31, 2013 we had Due from an Affiliate of $34,895 and as of August 31, 2012 we had Due from an Affiliate of $39,140.

The decrease in Due from an Affiliate of approximately 11% is attributable to the payment of $5,000 to the Company by Bio Matrix Scientific Group, Inc offset by the payment by the Company of $755 in expenses on behalf of Bio Matrix Scientific Group, Inc during the year ended August 31, 2013.

As of August 31, 2013 we had Current Portion of Prepaid Expenses of of $8,000 and as of August 31, 2012 we had Current Portion of Prepaid Expenses of $13,000.

The decrease in Current Portion of Prepaid Expenses of approximately 38% is attributable to the incurrence by the Company of expenses related to the derecognition of $5,000 of Prepaid Expenses which the Company has determined are related to services that are unlikely to be provided.

As of August 31, 2013 we had an Employee Receivable of $0 and as of August 31, 2012 we had an Employee Receivable of $4,349.

The decrease in Employee Receivable of 100% is attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital.

As of August 31, 2013 we had Property & Equipment (Net of Accumulated Depreciation) of $1,919 and as of August 31, 2012 we had Property & Equipment (Net of Accumulated Depreciation) of $ 8,832.

The decrease in Property & Equipment (Net of Accumulated Depreciation) of approximately 78% was primarily attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital.

As of August 31, 2013 we had a Goodwill of $0 and as of August 31, 2012 we had an Goodwill of $405,000.

The decrease in Goodwill of 100% is attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

As of August 31, 2013 we had Intangible Assets of $272 and as of August 31, 2012 we had Intangible Assets of $1,052.

The decrease in Intangible Assets of approximately 74% is primarily attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital as well as amortization expenses recognized during the year ended August 31, 2013.

As of August 31, 2013 we had Deposits of $0 and as of August 31, 2012 we had Deposits of $1,151 .

The decrease in Deposits of 100% is primarily attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

As of August 31, 2013 we had Accounts Payable of $101,615 and as of August 31, 2012 we had Accounts Payable of $74,574.

The increase in Accounts Payable of approximately 36% is primarily attributable to increases in outstanding obligations of the Company incurred in the course of business.

As of August 31, 2013 we had Notes Payable of $272,644 and as of August 31, 2012 we had Notes Payable (Including Long Term Portion of Notes payable) of $261,831.

The increase in Notes Payable of approximately 21% is primarily attributable to :

(a)	Net Borrowings during the period of $87,408 from David Koos, the company’s CEO

(b)	Net borrowings during the period from third party lenders of $24,348

Offset by:

the elimination of certain obligations pursuant to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

As of August 31, 2013 we had Convertible Notes Payable, Net of Discount of $101,000 and as of August 31, 2012 we had Convertible Notes Payable, Net of Discount of $121,495.

The decrease in Convertible Notes Payable, Net of Discount of approximately 17% is primarily attributable to conversions of principal amounts of convertible indebtedness into the common shares of the Company offset by the issuance on September 20, 2012 of a convertible note in the amount of $63,000 and the recognition of Interest Expense attributable to amortization of discount during the course of the year ended August 31, 2013.

As of August 31, 2013 we had Accrued Expenses of $258,313 and as of August 31, 2012 we had Accrued Expenses of $119,726.

The increase in Accrued Expenses of approximately 115%  is primarily attributable to:

(a)	$105,500 in salary accrued but unpaid to David R. Koos
(b)	$33,627 in interest expense accrued but unpaid

Offset by a reduction of $540 in accrued payroll taxes.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the fiscal year ended August 31, 2013 and -0- for the fiscal year ended August 31, 2012 .. Net losses from continuing operations were $1,293,583 for the fiscal year ended August 31, 2013 and $1,917,966 for the fiscal year ended August 31, 2012.

The decrease in Net Losses from continuing operations of approximately 32% is primarily attributable to :

(a)	Research and Development expenses incurred during the six months ended February 29, 2012 of $5,798
(b)	Decreases in rental expenses of approximately 42%
(c)	Decreases in consulting expenses incurred of approximately 70%
(d)	The recognition of $145,362 during the fiscal year ended 2012 of expenses incurred pursuant to that agreement entered into by and between the Company and Titterington Veterinary Services, Inc, Dr. Ronald Titterington and Dr. Kathy Snell.
(e)	The recognition of a loss on impairment of intangible assets during the quarter ended February 29, 2012 of $683,333 resulting from the termination of that agreement entered into by and between the Company and Titterington Veterinary Services, Inc, Dr. Ronald Titterington and Dr. Kathy Snell.
(f)	Decreases in interest expenses attributable to amortization of discount attributable to Beneficial Conversion Features of approximately 25%
(g)	A onetime gain of $61,168 attributable to liabilities derecognized in the disposition of the McDonald Animal Hospital recognized during the quarter ended November 30, 2012.
(h)	Expenses of $75,000 recognized during the period ended May 31, 2012 in connection with the issuance of 75,000 shares of Nonvoting Convertible Preferred Stock.

Offset primarily by:

(a)	$187,699 of income recognized during the quarter ended February 29, 2012 pursuant to that agreement entered into by and between the Company and Titterington Veterinary Services, Inc, Dr. Ronald Titterington and Dr. Kathy Snell .
(b)	$56,343 of expenses incurred as a result of issuance of securities below par value during the fiscal year ended August 31 , 2013
(c)	Other Income of $94,949 recognized during the fiscal year ended August 31, 2012 resulting from the cancellation of securities previously issued as compensation for services.
(d)	Recognition of a $22,906 one time loss on assets disposed of in the disposition of the McDonald Animal Hospital during the quarter ended November 30, 2012.
(e)	Recognition of a Goodwill impairment charge of $405,000 attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital
(f)	Increases in General and Administrative and Administrative expenses during the fiscal year ended August 31, 2013 when compared to the same period ended 2012 of approximately 37%
(g)	Increase in interest expense not attributable to amortization of discount attributable to Beneficial Conversion Features of approximately 42%.

As of August 31, 2013 we had $9,610 cash on hand and current liabilities of $741,572 such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable, Amounts due to Affiliates / Others and Accrued Expenses.

We feel we will not be able to satisfy ours cash requirements over the next twelve months and shall be required to seek additional financing.

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

As of November 25, 2013 we are not party to any binding agreements which would commit Entest to any material capital expenditures.

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

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Entest Biomedical Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Entest Biomedical Inc.(A Development Stage Company) as of August 31, 2012 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2013 and since inception on August 22, 2008 through August 31, 2013. Entest Biomedical’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entest Biomedical Inc.(A Development Stage Company) as of August 31, 2012 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2013 and since inception on Augst 22, 2008 through August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has no revenues, has negative working capital at August 31, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

December 12, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ENTEST BIOMEDICAL, INC.
( A Development Stage Company)
Consolidated Balance Sheet
	As of	As of
	August 31, 2013	August 31, 2012

ASSETS
Current Assets
Cash	9,610	42,737
Trade accounts receivable, less allowance for uncollectable accounts
of $0 and $0 at May 31 2013 and August 31, 2012 respectively		2,268
Inventory		10,298
Due from Affiliate	34,895	39,140
Current Portion of Prepaid Expenses	8,000	13,000
Employee Receivable		4,349
Total Current Assets	52,505	111,792

Property & Equipment (Net of Accumulated Depreciation)	1,919	8,832
Goodwill		405,000
Intangible Assets (Net of Accumulated Amortization)	270	1,052

Non Current Portion of Prepaid Expenses
Deposits		1,151

TOTAL ASSETS	54,694	527,827

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	101,615	74,574
Notes Payable	272,644	225,362
Convertible notes payable, net of discount	101,000	121,495
Penalty Payable on Convertible Notes,net of discount
Due to Other	8,000	8,000
Accrued Expenses	258,313	119,726
Total Current Liabilities	741,572	549,157

Notes Payable		36,469

TOTAL LIABILITIES	741,572	585,626

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, authorized 2,000,000,000 shares;
issued and outstanding 223,492,927 and 561,856,768 shares
as of August 31, 2012 and August 31, 2013 respectively	561,855	223,493
Preferred Stock , $0.001 par value 5,000,000 shares authorized,
0 shares issued and outstanding as of August 31,2012 and August 31, 2011
Series AA Preferred Stock, $0.001 par value 100,000 shares authorized,
5,000 shares issued and outstanding at August 31, 2012 and
as of August 31, 2013	5	5
Series B Preferred	3,201	3,201
$0.001 par value, 4,400,000 shares authorized, 3,201,397
issued and outstanding as of August 31, 2012 and August 31, 2013
NonVoting Convertible Preferred	24,775	75,000
$1 par value, 200,000 shares authorized, 75,000 and 24,775
issued and outstanding as of August 31, 2012 and August 31, 2013
Additional Paid in Capital	3,441,563	3,030,642
Contributed Capital	274,162	274,162
Accumulated Deficit	(4,992,439)	(3,664,302)

Total Stockholders' Equity	(686,878)	(57,799)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	54,694	527,827

The accompanying Notes are an integral part
of these Financial Statements

ENTEST BIOMEDICAL INC.
( A Development Stage Company)
Consolidated Statement of Operations
	For the Twelve Months ended	For the Twelve Months ended	From inception (August 22, 2008) to
	August 31, 2013	August 31, 2012	August 31, 2013

TOTAL REVENUE	0	0	0

COSTS AND EXPENSES
Research and Development		5,798	145,794
Rent Costs	37,032	64,492	208,960
General and Administrative	514,310	374,098	1,967,477
Incorporation Costs			408
Consultant's Expenses	111,655	367,994	850,066
Miscellaneous Expenses			78
Total Costs and Expenses	662,997	812,382	3,172,783

OPERATING LOSS	(662,997)	(812,382)	(3,172,783)

OTHER INCOME AND EXPENSE
Other Income	70,475	94,949	165,523
Penalties on Convertible Debentures	(63,000)		(63,000)
Loss on dercognition of assets due to divestiture	(22,906)		(22,906)
Loss on Early Extinguishment of Debt		(18,647)	(18,647)
Income generated from revenue		187,699	187,699
Share Agreement
Expenses incurred from Revenue
Share Agreement		(145,362)	(145,362)
Loss on Impairment of intangible		(683,333)	(683,333)
assets
Interest Expense	(41,762)	(29,400)	(102,641)
Interest Expense attributable to
amortization of discount	(140,307)	(380,480)	(537,215)
Loss on Impairment of Goodwill	(405,000)		(405,000)
Gain on dercognition of Liabilities due to
Divestiture	61,168		61,168
Expense attributable to issuance of common shares
below par value	(56,343)		(56,343)
Expense attributable to issuance
of shares pursuant to contractual
obligation	(32,911)	(23,868)	(56,779)
Expense attributable to issuance of
Non Voting Convertible Preferred
Shares in connection with Stock
Purchase Agreement		(75,000)	(75,000)
TOTAL OTHER INCOME AND EXPENSE	(630,586)	(1,073,442)	(1,751,836)

LOSS BEFORE INCOME TAXES	(1,293,583)	(1,885,824)	(4,924,619)
income Taxes	0	0	0

NET LOSS	(1,293,583)	(1,885,824)	(4,924,619)
Beneficial conversion feature
attributable to issuance of NonVoting
Preferred Stock		(32,142)	(32,142)

NET LOSS from continuing
Operations	(1,293,583)	(1,917,966)	(4,956,761)

Net Income (Loss) from discontinued operations	(34,554)	(3,739)	(35,678)

NET LOSS available to common shareholders	(1,328,137)	(1,921,705)	(4,992,439)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE	$ (0.003)	$ (0.02)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	458,310,240	94,990,042

The accompanying Notes are an integral part
of these Financial Statements

Entest BioMedical, Inc. ( A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From inception ( August 22, 2008) to August 31, 2012

							Non Voting				Accumulated
			Series				Convertible				Deficit
			AA		Series B		Preferred		Additional	Contrib-	during the
	Common		Preferred		Preferred				Paid-in	uted	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Total
Beginning balances Aug. 22, 2008	-	-							-	-	0	0
Shares issued to parent August 23, 2008	1,500	408										408
Net Loss August 22, 2008
through August 31, 2008											(408)	(408)

Balances August 31, 2008	1,500	408							-	-	(408)	0
Recapitalization in connection with
reverse acquisition July 10, 2009	(1,500)	(408)							408	0		0
	10,000,000	10,000							(10,000)	0		0

Common Shares issued in Reverse
Acquisition July 10, 2009	4,000,000	4,000							(4,000)	0		0
Increases in Contributed Capital	-	-							-	485		485
Common Shares issued for Cash August 3, 2009	1,000,000	1,000							99,000	0		100,000
Restricted Stock Award issued to
employee August 3, 2009	2,000,000	2,000							(2,000)	0		0
Restricted Stock Award
compensation expense for the
year ended August 31, 2009	-	-							24,725	0		24,725
Common Stock issued to
consultant August 31, 2009	50,000	50							199,950	0		200,000
Net Loss year ended Aug. 31, 2009											(245,515)	(245,515)
Balance August 31 2009	17,050,000	17,050							308,083	485	(245,923)	79,695
Common Shares issued for Cash September 10,2009	500,000	500							49,500	-	-	50,000
Restricted Stock Award
compensation expense for the
3 months ended Nov. 30, 2009	-	-							98,916	-	-	98,916
Common Stock as Compensation October 5, 2009	3,040	3							4,557	-	-	4,560
Increases in Contributed Capital	-	-							-	4,263	-	4,263

Restricted Stock Award
compensation expense for the
3 months ended February 28, 2010	-	-							76,359	-	-	76,359
Increases in Contributed Capital	-	-							-	10,356	-	10,356
Net Loss year ended Aug. 31, 2010	-	-							-	-	(544,891)	(544,891)
Balance August 31 2010	17,553,040	17,553							537,415	15104	(790,814)	(220,742)
Common Shares issued for Cash October 2 , 2010	2,000,000	2,000							98,000	-	-	100,000
Common Shares issued for Cash January 6 2011	200,000	200							99,800			100,000
Common Shares issued for cash january 4 2011	17,600	17							17,583			17,600
Common Shares issued for Debt January 3, 2011	38,712	37							39,952	-	-	39,989
Common Shares issued for Debt April 4, 2011	600,000	600							250,578			251,178
Common Shares issued for Debt August 29 2011	143,000	143							49,857			50,000

Common Shares issued to Consultants 11/ 16/ 2010	45,000	45							53,055	-	-	53,100
Common Shares issued to Consultants 11/ 30/ 2010	10,000	10							9,290			9,300
Common Shares issued to Consultants 2/4/2011	10,000	10							41,990			42,000
Common Shares issued to Consultants 1/4/2011	9,383	9							17,632			17,641
Common Stock issued to employees January 3, 2011	38,000	38							71,402	-	-	71,440
Common Stock issued to employees January 14, 2011	102,766	103							193,097			193,200
Common Stock issued to employees February4, 2011	5,000	5							20,595			20,600
Common Stock issued to employees march 25, 2011	7,000	7							14,923			14,930
Common Stock issued to employees August 11, 2011	11,000	11							3,218			3,229

Restricted Stock Awards issued to employee 4/ 1 /2011	50,000	50							(50)	-	-	-
Restricted Stock Award Compensation
expense recognized	-	-							10,000	-	-	10,000
Discount on Convertible Debt recognized	-	-							88,998	-	-	88,998
Increases in Contributed capital	-	-							-	259,058	-	259,058
Preferred Stock issued for Accrued compensation June 9, 2011			5,000	5					1,995			2,000
Net Loss Year ended August 31, 2011											(954,398)	(954,398)
Discontinued operations											2,615	2,615
Balance August 31 2011	20,840,501	20,838	5000	5					1,619,330	274162	(1,742,597)	171,738
Common Shares issued for services 10/07/2011	50,474	50							17,950			18,000
Common Shares issued for services 11/22/2011	18,499	18							4,565			4,583
Common Shares issued for services 1/10/2012	27,499	27							8,241			8,268
Common Shares issued for services 2/26/2012	175,528	173							52,225			52,398
Common Shares issued for services 3/14/2012	3,000,000	3,000							85,500			88,500
Common Shares issued for intangible assets 11/11/2011	2,500,000	2,500							697,500			700,000
Discount on Convertible Note Recognized									350,915			350,915
Common Shares issued for debt 11/28/2011	134,983	134							11,866			12,000
Common Shares issued for debt 12/12/2011	258,824	259							10,741			11,000
Common Shares issued for debt 12/19/2011	338,983	339							11,661			12,000
Common Shares issued for debt 1/27/2012	227,963	228							7,272			7,500
Common Shares issued for debt 2/3/2012	528,821	529							14,471			15,000
Common Shares issued for debt 2/16/2012	721,154	721							14,279			15,000
Common Shares issued for debt 3/07/2012	2,322,695	2,323							30,427			32,750
Common Shares issued for debt 3/21/2012	1,162,791	1,163							13,837			15,000
Common Shares issued for debt 3/26/2012	1,411,765	1,412							10,588			12,000
Common Shares issued for debt 3/21/2012	723,404	723							9,477			10,200
Common Shares issued for debt 3/26/2012	1,605,737	1,606							11,044			12,650
Common Shares issued for debt 4/02/2012	886,222	886							3,102			3,988
Common Shares issued for debt 4/03/2012	1,590,909	1,591							5,409			7,000
Common Shares issued for debt 4/02/2012	788,889	789							2,761			3,550
Common Shares issued for debt 4/10/2012	1,944,444	1,944							1,556			3,500
Common Shares issued for debt 4/10/2012	3,611,111	3,611							2,889			6,500
Common Shares issued for debt 4/12/2012	4,722,222	4,722							3,778			8,500
Common Shares issued for debt 4/13/2012	8,250,166	8,250							6,600			14,850
Common Shares issued for debt 4/17/2012	5,000,000	5,000							3,000			8,000
Common Shares issued for debt 4/17/2012	6,250,000	6,250							3,750			10,000
Common Shares issued for debt 4/19/2012	2,724,968	2,725							1,575			4,300
Common Shares issued for debt 4/18/2012	1,250,000	1,250							750			2,000
Common Shares issued for debt 4/24/2012	4,005,787	4,006							2,916			6,922
Common Shares issued for debt 5/01/2012	8,000,000	8,000							4,000			12,000
Common Shares issued for debt 5/03/2012	7,142,857	7,143							2,857			10,000
Common Shares issued for debt 5/07/2012	7,692,308	7,692							2,308			10,000
Common Shares issued for debt 5/09/2012	500,000	500							0			500
Common Shares issued for debt 6/20/2012	1,590,562	1,591							6,330			7,921
Common Shares issued for debt 6/20/2012	15,873,016	15,873							44,127			60,000
Common Shares issued for debt 6/20/2012	1,590,562	1,591							6,330			7,921
Common Shares issued for debt 6/25/2012	1,808,172	1,808							4,819			6,627
Common Shares issued for debt 8/09/2012	10,650,777	10,651							2,602			13,253
Common Shares issued for debt 8/09/2012	5,325,603	5,326							1,301			6,627
Common Shares issued for interest 1/27/2012	51,672	52							1,648			1,700
Common Shares issued for interest 4/10/2012	833,333	833							667			1,500
Common Shares issued for interest 4/18/2012	875,000	875							525			1,400
Common Shares issued for interest 5/09/2012	1,300,000	1,300							0			1,300
Cancellation of Common Shares Issued 1/10/2012	(90,000)	(83)							(86,687)			(86,687)
Restricted Stock Award to employees 4/3/2012	77,000,000	77,000							(77,000)			0
Restricted Stock Award to consultant 4/3/2012	15,000,000	15,000							(15,000)			0
Restricted Stock Award compensation
Expense Recognized									58,491			58,491
Series B Preferred Dividend paid 3/06/2012					3,201,397	3,201			(3,201)			0
Issuance of Non Voting Convertible
Preferred Shares 3/27/2012							75,000	75,000				75,000
Recognition of Beneficial Conversion Feature									32,142			32,142
Non Voting Convertible Preferred Shares
Shares issued pursuant to Contractual Obligations 4/11/2012	1,029,679	1,030							3,192			4,222
Shares issued pursuant to Contractual Obligations 4/11/2012	1,276,996	1,277							3,957			5,234
Shares issued pursuant to Contractual Obligations 4/13/2012	1,101,420	1,101							2,643			3,745
Shares issued pursuant to Contractual Obligations 4/13/2012	1,329,633	1,329							3,190			4,520
Shares issued pursuant to Contractual Obligations 8/02/2012	1,536,998	1,537							4,611			6,148

Cancellation of Restricted Stock Award to Employee	(15,000,000)	(15,000)							6,813			(8,187)
8/6/2012
Net Loss Year ended August 31, 2012											(1,885,824)	(1,885,824)
Beneficial Conversion Feauture Deemed Dividend											(32,142)	(32,142)
Discontinued Operations											(3,739)	(3,739)
Balance August 31 2012	223,492,927	223,493	5,000	5	3,201,397	3,201	75,000	75,000	3,030,642	274,162	(3,664,302)	(57,799)
Common Shares issued for debt 10/22/2012	10,810,811	10,811										10,811
Common Shares issued for debt 10/23/2012	10,897,436	10,897										10,897
Common Shares issued for debt 10/24/2012	10,833,333	10,833										10,833
Common Shares issued for debt 10/25/2012	10,833,333	10,833										10,833
Common Shares issued for debt 10/26/2012	10,833,333	10,833										10,833
Common Shares issued for debt 11/06/2012	4,642,587	4,643										4,643
Common Shares issued for debt 10/09/2012	23,000,000	23,000										23,000
Common Shares issued for debt 10/25/2012	31,346,154	31,346										31,346
Common Shares issued for debt 11/16/2012	36,261,905	36,262										36,262
Common Shares issued for debt 07/08/2012	22,727,273	22,727							2,273			25,000
Common Shares issued for Interest 11/06/2012	3,035,894	3,036										3,036
Common Shares issued for cash 9/4/2012	10,000,000	10,000							8,655			18,655
Common Shares issued for cash 9/10/2012	10,000,000	10,000							8,655			18,655
Common Shares issued for cash 9/17/2012	6,802,465	6,802							5,888			12,690
Common Shares issued for cash 10/02/2012	10,837,849	10,838							3,462			14,300
Common Shares issued for Nonvoting Converible Preferred
Stock 3/13/2013	3,011,583	3,012					(7,800)	(7,800)	4,788			0
Common Shares issued for Nonvoting Converible Preferred
Stock 5/22/2013	17,928,571	17,929					(18,825)	(18,825)	896			0
Common Shares issued for Nonvoting Converible Preferred
Stock 2/15/2013	30,649,531	30,649					(23,600)	(23,600)				7,049
Common Shhares issued as legal settlement 3/12/2013	41,000,000	41,000							155,800			196,800
Discount on Convertible Note recognized									63,000			63,000
Discount on penalty on Convertible Note recognized									34,303			34,303
Restricted Stock Award compensation
Expense Recognized									123,200			123,200
Common Shares issued pursuant to
Contractual Obligations 11/14/2012	26868132	26868										26,868
Common Shares issued pursuant to
Contractual Obligations 12/05/2012	6,043,651	6,043										6,043
Net Loss Year ended August 31, 2013											(1,293,583)	(1,293,583)
Discontinued Operations											(34,554)	(34,554)
Balance August 31 2013	561,856,768	561,855	5,000	5	3,201,397	3,201	24,775	24,775	3,441,563	274,162	(4,992,439)	(686,878)

ENTEST BIOMEDICAL, INC.
( A Development Stage Company)
Consolidated Statement of Cash Flows

		Year Ended	Year Ended	From inception until
		August 31, 2013	August 31, 2012	August 31, 2013

OPERATING ACTIVITIES
Net (loss)		(1,293,583)	(1,885,824)	(4,924,619)
Adjustments	to reconcile net loss to net cash used
by operating	activities:
	Depreciation Expense	2,073	8,461	16,125
	Amortization Expense	770	776	2,017
	Stock issued as Compensation to Employees	99,200	48,681	661,280
	Stock issued as Compensation to Consultants	24,000	181,540	532,142
	Preferred Stock issued for accrued compensation			2,000
Change in	operating assets and liabilities:
	(Increase) Decrease in Trade Accounts Receivable	2,268	867	0
	(Increase) Decrease in Inventory	10,298	(2,312)	0
	(Increase) Decrease in Employee Receivable	4,349		0
	Increase (Decrease) in Accounts Payable	27,040	47,010	101,614
	(Increase) Decrease in Prepaid Expenses	5,000	59,500	(8,000)
	(Increase) Decrease in Due from Affiliate	4,245	(39,140)	(34,895)
	(Increase) Decrease in Deposits	1,151	(1,151)	0
	Increase(Decrease) in amortization of intangibles		16,667	16,667
	Increase (Decrease) in Accrued Expenses	138,586	52,520	258,311
	(Increase)Decrease on gain realized on cancellation
	of stock		(94,937)	(94,937)
	Increase(Decrease) in Loss on Impairment
	of Intangible Assets		683,333	683,333

	Net Cash Provided Used in Operating Activities	(974,603)	(924,009)	(2,788,962)

INVESTING ACTIVITIES
	Purchase/Sale of Equipment	0	0	(22,884)

	Net cash Provided by (Used in) Investing Activities	0	0	(22,884)

FINANCING ACTIVITIES
	(Increase) Decrease in Goodwill from acquisition	405,000		0
	Noncash Loss on derecognition of assets	4,840		4,840
	Expenses incurred resulting from issuance of stock for less than par	56,343		56,343
	Increase (Decrease) in Common stock issued for cash	64,300		431,900
	(Increase) Decrease in Intangible Assets (net)			(2,299)
	Increase (Decrease) in Common stock issued
	for expenses	231,411	104,768	336,234
	Increase (Decrease) in Due to Affiliate			8,000
	Increase (Decrease) in Notes Payable	116,832	470,901	1,210,385
	Increase (Decrease) in Contributed Capital			274,161
	Increase (Decrease) in Additional paid in Capital	97,304	350,915	537,570
	Net Cash Provided by Financing Activities	976,030	926,584	2,857,134
DISCONTINUED OPERATION
	Profit(Loss) from discontinued operations	(34,554)	(3,739)	(35,678)
	Net Increase in Cash	(33,127)	(1,164)	9,610

	Cash at Beginning of Period	42,737	43,901	0

	Cash at End of Period	9,610	42,737	9,610

Supplemental Disclosure of Noncash investing and financing activities:

Stock issued in payment of Debt		126,500	369,059	886,726
Stock issued in Acquisition of McDonald Animal Hospital				210,000
Stock issued pursuant to Titterington Agreement			700,000	700,000

The accompanying Notes are an integral part
of these Financial Statements

Entest BioMedical, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

As of August 31, 2013

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

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

E. PROPERTY AND EQUIPMENT

As of August 31, 2013 Property and Equipment consists of $1,919 of Computer equipment. No depreciation expense has been recorded with regards to this equipment as it has yet to be put into service

F. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s financial instruments as of August 31, 2013 consisted of $272,644 of Notes Payable, $101,000 of Convertible Notes payable , $8,000 due to TheraCyte, Inc. and $34,895 due from an affiliate. The fair value of all of the Company’s financial instruments as of August 31, 2013 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of August 31, 2012 and August 31, 2013 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $4,992,439 during the period from August 22, 2008 (inception) through August 31, 2013. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds primarily by offering securities for cash. The Company has also raised $174,756 from borrowings during the year ended August 31, 2013.

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

During the quarter ended November 30, 2012 the Company sold 37,640, 614 common shares for total consideration of $64,300 pursuant to the June Agreement.

NOTE 5.  NOTES PAYABLE

As of August 31, 2013

Notes Payable:

Bio Technology Partners Business Trust	$13,550
The Sherman Family Trust	$98,200
Officer Loans (Note 6)	$117,588
Venture Bridge Advisors	$37,606
Southridge Partners II LLP	$5,700
Total	$272,644

Convertible Notes Payable

8% Convertible Notes Payable (Note 14) $101,000

As of August 31, 2012

Current as of August 31, 2012 :
Bio Technology Partners Business Trust	13500
Venture Bridge Advisors, Inc.	32508
Southridge Partners II LLP	40000
Sherman Family Trust	79000
Officer Loans (Note 6)	30,180
Current portion of amounts to be paid on
behalf of Gregory McDonald and Pet Pointers, Inc. (Note 9 )	30174
8% Convertible Notes (Note13 )	105,500
10% Convertible Note	59000
Total:	389862

Long Term as of August 31, 2012:
Long Term portion of amounts to be paid on
behalf of Gregory McDonald and
Pet Pointers, Inc. (Note 9 )	36469
Total:	36469

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

NOTE 6.  RELATED PARTY TRANSACTIONS

During the year ended August 31, 2013 David Koos made loans to the Company totaling $87,408. These loans are due and payable at the demand of David Koos and bear simple interest at a rate of 15% per annum.

As of August 31, 2013 the Company remains indebted to David R. Koos in the principal amount of $117,588 due and payable at the demand of David  Koos and bearing simple interest at a rate of 15% per annum

As of August 31 , 2013 Bio-Matrix Scientific Group, Inc. (“BMSN”) , a major shareholder of the Company, is indebted to the Company in the amount of $34,895. This amount is non interest bearing and is due at the demand of the Company.

NOTE 7.  INCOME TAXES

As of August 31, 2013
Deferred tax assets:
Net operating tax carry forwards	$1,702,069
Other	-0-

Gross deferred tax assets	1,702,069
Valuation allowance	(1,702,069))
Net deferred tax assets	$-0-

As of  August 31 ,2013  the Company has a Deferred Tax Asset of $1,702,069 completely attributable to net operating loss carry forwards of approximately $5,006,086  (which expire 20 years from the date the loss was incurred) consisting of:

(a) $ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and

(b) $ 4,992,439 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 10. DISPOSITION OF THE ASSETS OF PET POINTERS, INC.

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

NOTE 11. COMMITMENTS AND CONTINGECIES

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

NOTE 12. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2013:

Common Stock:

$0.001 par value, 2,000,000,000 shares authorized 561,856,768 shares issued and outstanding as of August 31, 2013.

Preferred Stock:

$0.001 par value 5,000,000 shares authorized of which

(a)100,000 are authorized as Series AA Preferred Stock , $.001 par value, of which 5,000 shares are issued and outstanding  as of  August 31, 2013  and

(b) 4,400,000 are authorized as Series B Preferred Stock of which 3,201,397  shares are issued and outstanding as of August 31, 2013.

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

Non Voting Convertible Preferred Stock having a $1.00 par value:

200,000 shares authorized of which 24,775 shares are issued and outstanding as of August 31, 2013.

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

NOTE 13.  CONVERTIBLE DEBENTURES

As of August 31 2013 the Company has outstanding $101,000 in convertible notes payable bearing simple interest at 8% per annum.

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

The Company had obtained a waiver from the holder of the ENTB Convertible Notes whereby , in the event that the Company would have become current in its reporting obligations under the Securities and Exchange Act of 1934 (“Exchange Act”) by March 22, 2013, the abovementioned penalties would not be applied to the Company by the Holder of the ENTB Convertible Notes. As the Company failed to file all reports required by March 22, 2013 the abovementioned penalties may be applied by the Holder of the ENTB Convertible Notes. As a result of the expiration of the waiver , the Company had recognized a liability as of March 22, 2013 (Penalty Payable on Convertible Notes, net of discount) of $63,000. Subsequent to the filing by the Company of the Company’s Form 10-Q for the period ended May 31, 2013 with the United States Securities and Exchange Commission the Holder of the ENTB Convertible Notes again agreed to waive all penalties.

NOTE 14. STOCK TRANSACTIONS

During the year ended August 31, 2013:

The Company issued 172,186,165 of its common shares in satisfaction of outstanding principal debt

The Company issued 3,035,894 of its common shares in satisfaction of accrued interest

The Company issued 37,640,314 of its common shares pursuant to the June Purchase Agreement ( Note 4)

The Company issued 32,911,783 of its common shares pursuant to contractual obligations to certain convertible noteholders.

The Company issued 51,589,685 of its common shares pursuant to the conversion of 50,225 of its Non Voting Convertible Preferred Stock

The Company issued 41,000,000 of its common shares to 18KT.TV LLC pursuant to SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE ( Note 11)

NOTE 15. SUBSEQUENT EVENTS

On September 4, 2013 The Company issued 27,887,324 of its common shares in satisfaction of $19,800 of convertible notes payable.

On September 16, 2013 The Company issued 28,000,000 of its common shares in satisfaction of $12,600 of convertible notes payable.

On September 20, 2013 The Company issued 20,820,513 of its common shares in satisfaction of $5,600 of convertible notes payable and $2,520 of accrued interest on convertible notes payable.

On September 20, 2013 The Company issued 39,325,397 of its common shares in conversion of 24,775 of the Company’s Non Voting Convertible Preferred Stock

On September 24, 2013 The Company issued 27,9487,18 of its common shares in satisfaction of $10,900 of convertible notes payable.

On September 26, 2013 $5,700 in Notes payable was forgiven by a creditor of the Company.

On September 27, 2013 The Company issued 27,9487,18 of its common shares in satisfaction of $10,900 of convertible notes payable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) On September 27, 2012 the Board of Directors of, (the “Registrant” or the “Company”) approved of the dismissal of John Kinross-Kennedy, CPA (“Kennedy”) as the Registrant’s independent registered public accounting firm.

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

During the Registrant's most recent fiscal year there were no disagreements with S&B, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to S&B’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Registrant's financial statements.

Item 9A. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of August 31, 2013. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and acting CFO. He  functions  as the Company’s  principal executive officer and principal financial officer.

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

(c) There have been no changes during the quarter ended August 31, 2013 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Koos Chairman, President and CEO	From September 1, 2012 to August 31, 2013	$120,000*	0	0	0	0	0	0	0	$520,000

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)(a)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Koos Chairman, President and CEO	From September 1, 2011 to August 31, 2012	$120,000**	0	0	400,000*****	0	0	0	0	$520,000

(a) Represents fair Market value of the entire restricted stock award as of the date of the grant. The aggregate grant date fair value was computed in accordance with FASB Topic 718

* Includes $105,500 in salary earned by David Koos which was accrued but unpaid for the fiscal year ended August 31, 2013

** Includes $102,000 in salary earned by David Koos which was accrued but unpaid for the fiscal year ended August 31, 2012

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of November 25, 2013 for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group. As of November 25, 2013 the Company had 1,153,070,662  common shares outstanding, 3, 201,397 Series B Preferred Shares outstanding and 5,000 Series AA Preferred Shares outstanding

Based on   1,153,070,662  shares issued and outstanding as of  November 25, 2013

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	David R. Koos* C/o Entest Bio Medical Inc., Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	60,000,000	5.2%

Common	All Officers and Directors As a Group	60,000,000	5.2%

*Includes 10,000,000 common shares owned by Bio-Matrix Scientific Group, Inc. (David Koos is CEO, President and Chairman of Bio-Matrix Scientific Group, Inc.).

.

Based on 3,201,397 shares issued and outstanding as of  November 25, 2013

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Series B Preferred	David R. Koos* C/o Entest Bio Medical Inc., Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	1250000	39%

Series B Preferred	Sleezer family Trust c/o Charles Sleezer 12550 Carson Street Hawaiian Gardens, CA	687,500	21.4%
Series B Preferred	ScottTrade, Inc. 12800 Corporate Hill Drive St. Louis MO 63131	167,085	5.2%
Series B Preferred	Ronald J. Titterington and Kathy Snell 3880 W 11th Street Eugene Oregon	312,500	9.7%
Series B Preferred	All Officers and Directors as a Group*	1250000	39%

*Includes 1,250,000 Series B Preferred  shares owned by Bio-Matrix Scientific Group, Inc. (David Koos is CEO, President and Chairman of Bio-Matrix Scientific Group, Inc.).

Based on 5,000 shares issued and outstanding as of  November 25, 2013

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AA Preferred Shares	David R. Koos C/o Entest Bio Medical Inc., Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	5,000	100%
Series AA Preferred Shares	All Officers and Directors As a Group	5,000	100%

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended August 31, 2013 , David Koos made loans to the Company totaling $87,408. These loans are due and payable at the demand of David Koos and bear simple interest at a rate of 15% per annum.

As of August 31, 2013 the Company remains indebted to David R. Koos in the principal amount of $117,588 due and payable at the demand of David  Koos and bearing simple interest at a rate of 15% per annum

As of August 31 , 2013 Bio-Matrix Scientific Group, Inc. (“BMSN”) , a major shareholder of the Company, is indebted to the Company in the amount of $34,895. This amount is non interest bearing and is due at the demand of the Company.

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

The following table sets forth the aggregate fees billed to us by Seale and Beers , CPAs during the period beginning September 1, 2012 and ending August 31, 2013:

Audit Fees	$6,092
Audit Related Fees	9000
Tax Fees	0
All Other Fees	0
$15,092

Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

Audit Related Fees:   Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. During the fiscal year ended August 31 2013 these fees were primarily derived from review of financial statements in the Company's Form 10Q Reports.

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

The Board has considered whether the services described above are compatible with maintaining the independent accountant's independence and has determined that such services have not adversely affected the independence of John Kinross-Kennedy or Seale and Beers , CPAs.

Item 15. Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description
	3(i)(a)	Articles of Incorporation
	3(ii)(b)	Bylaws
	10.1 ( c)	Agreement by and Between David Koos and the Company
	10.2 (Incorporated by Reference to Exhibit 10.2 of the Company’s Form S-1 filed June 12, 2012)	Terms of Employment Agreement by and between the Company and Tammy Reynolds
	10.3 (d)	August 2010 Agreement by and between the Company and TheraCyte, Inc.
	10.3 (e)	Asset Purchase Agreement by and between the Company, Dr. Gregory McDonald and Pet Pointers
	10.4 (f)	Exhibit A to Asset Purchase Agreement by and between the Company, Dr. Gregory McDonald and Pet Pointers
	10.5 (g)	Exhibit B to Asset Purchase Agreement by and between the Company, Dr. Gregory McDonald and Pet Pointers
	10.6 (h)	CRO Agreement by and between the Company and RenovoCyte LLC

3(i)(2)(i)	Certificate of Designations Series AA Preferred Stock
10.7(j)	8% ASHER NOTE $42,500
10.8(k)	8% ASHER NOTE $37,500
10.9(l)	8% ASHER NOTE $35,000
10.10(m)	8% ASHER NOTE $32,500
3(i)(3) (n)	Amendment to Certificate of Incorporation dated June 4, 2009
3(ii)(2) (o)	Bylaws of Entest Biomedical, inc., a California corporation and wholly owned subsidiary of the Registrant
3(i)(4) (p)	Certificate of Incorporation of Entest Biomedical, inc., a California corporation and wholly owned subsidiary of the Registrant
10.11(q)	8% ASHER NOTE $37,500
3(i)(5) ( r)	Certificate of Designations Series B Preferred Stock
3(i) (6)(s)	Amendment to Certificate of Incorporation
10.12 (t)	Equity purchase Agreement, Southridge Feb 27, 2012
10.13(u)	Registration Rights Agreement, Southridge
10.14(Incorporated by Reference to Exhibit 10.14 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 Bio Technology Partners Business Trust
10.15(Incorporated by Reference to Exhibit 10.15 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 Venture Bridge Advisors, Inc.
10.16(Incorporated by Reference to Exhibit 10.16 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 Bombardier Pacific ventures
10.17(Incorporated by Reference to Exhibit 10.17 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 David Koos
3(i)(7) (v)	Amendment to Certificate of Incorporation
10.18(Incorporated by Reference to Exhibit 10.18 of the Company’s Form S-1 filed June 12, 2012)	Agreement amending terms of outstanding Debt by the Company
10.19(Incorporated by Reference to Exhibit 10.19 of the Company’s Form S-1 filed June 12, 2012)	Agreement amending terms of outstanding Debt by the Company
10.20(Incorporated by Reference to Exhibit 10.20 of the Company’s Form S-1 filed June 12, 2012)	Agreement amending terms of outstanding Debt by the Company
10.21(w)	Form of Bonus Share Agreement
5.1	Opinion Regarding Legality
14 (y)	Code of Ethics
10.24 (aaaa)	Assignment dated June 15, 2009 by and between Entest Biomedical, Inc. and Bio-Matrix Scientific Group, Inc.
10.22 (z)	Lease
3(i)(8) (aa)	Text of Amendment to Certificate of Incorporation
10.23(aaa)	8% ASHER NOTE $42,500
10.24 (aaaa)	Assignment dated June 15, 2009 by and between Entest Biomedical, Inc. and Bio-Matrix Scientific Group, Inc.
10.25(Incorporated by Reference to Exhibit 10.25 of the Company’s Form S-1 filed June 12, 2012)	Advisory Board Letter Agreement
10.26 (aaaaa)	Equity Purchase Agreement Southridge June 1 2012

10.27(Incorporated by Reference to Exhibit 10.27 of the Company’s Form S-1 filed June 12, 2012)	Amendment to Registration Rights Agreement
10.28(Incorporated by Reference to Exhibit 10.28 of the Company’s Form S-1 filed June 12, 2012)	Termination Letter February 27 Equity Purchase Agreement

Exhibit No.	Description
10.29(zzzzzzzz1)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.30(zzzzzzzz2)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.31(zzzzzzzz3)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.32(zzzzzzzz4)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.33(zzzzzzzz5)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.34(zzzzzzzz6)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.35 ( incorporated by Reference to Exhibit 10.35 of the company’s amended Form S-1 Filed August 17,2012)	ASHER NOTE $63,000
10.36( incorporated by Reference to Exhibit 10.36 of the company’s amended Form S-1 Filed August 17,2012)	TERMS OF COMPENSATION DAVID KOOS
10.37 (zzzzzzzz7)	ASHER NOTE $63,000

10.38 (incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed December 12, 2012) 3.i (8) (Incorporated by Reference to Exhibit 3(i) of the Company’s 8-K filed October 19, 2012)	Settlement Agreement with G. McDonald

10.39 (incorporated by reference to Exhibit 10.39 of the Company’s 10-K for the year ended August 31, 2012)	Line of Credit Promissory Note Sherman family Trust

Exhibit 10.40 SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE (incorporated by reference to exhibit 10.1 of the Company’s 8-K filed March 12, 2013)

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(a)	Incorporated by Reference to Exhibit 3(1) of the Company's Form S-1 Filed November 4, 2008
(b)	Incorporated by Reference to Exhibit 3(2) of the Company's Form S-1 Filed November 4, 2008
( c)	Incorporated by Reference to Exhibit 10(1) of the Company's Form10-K Filed November 17, 2009
(d)	Incorporated by Reference to Exhibit 10(1) of the Company's Form10-K Filed November 16, 2010
(e)	Incorporated by Reference to Exhibit 10(1) of the Company's Form 8-K Filed December 17, 2010
(f)	Incorporated by Reference to Exhibit 10(2) of the Company's Form 8-K Filed December 17, 2010
(g)	Incorporated by Reference to Exhibit 10(3) of the Company's Form 8-K Filed December 17, 2010
(h)	Incorporated by Reference to Exhibit 10(3) of the Company's Form 8-K Filed October 24, 2011
(i)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed June 10, 2011
(j)	Incorporated by Reference to Exhibit 10(9) of the Company's Form 10-K filed November 3 2011
(k)	Incorporated by Reference to Exhibit 10(10) of the Company's Form 10-K filed November 3 2011
(l)	Incorporated by Reference to Exhibit 10(11) of the Company's Form 10-K filed November 3 2011
(m)	Incorporated by Reference to Exhibit 10(12) of the Company's Form 10-K filed November 3 2011
(n)	Incorporated by Reference to Exhibit 3(i) (2)of the Company's Form 8-K Filed June 10, 2011
(o)	Incorporated by Reference to Exhibit 3(ii) of the Company's Form 8-K Filed June 10, 2011
(p)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed June 10, 2011
(q)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed January 11, 2012
( r)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed February 9, 2012
(s)	Incorporated by Reference to Exhibit (3)(i) of the Company's Form 10-Q Filed February 9, 2012
(t)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed February 9, 2012
(u)	Incorporated by Reference to Exhibit 10.2 of the Company's Form 10-Q Filed February 9, 2012
(v)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed March 22, 2012
(w)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 8-K Filed April 5, 2012
(x)	Filed as Exhibit 5.1
(y)	Incorporated by Reference to Exhibit 14 of the Company's Form10-K Filed November 17, 2009
(z)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed March 28, 2012
(aa)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed April 25, 2012
(aaa)	Incorporated by Reference to Exhibit 10 of the Company's Form 8-K Filed April 25, 2012
(aaaa)	Incorporated by Reference to Exhibit 10.2 of the Company's Form 8-K Filed July 10, 2009
(aaaaa)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 8-K Filed June 4, 2012

(zzzzzzzz1) Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz2) Incorporated by Reference to Exhibit 10.2 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz3) Incorporated by Reference to Exhibit 10.3 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz4) Incorporated by Reference to Exhibit 10.4 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz5) Incorporated by Reference to Exhibit 10.5 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz6) Incorporated by Reference to Exhibit 10.6 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz7) Incorporated by Reference to Exhibit 10.37 of the Company's Form 10-K for the year ended August 31, 2012)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.

By:	/s/David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer
Date: December 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 30, 2013.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman of the Board of Directors, Chief Executive Officer, Acting Chief Financial Officer
Date: December 13, 2013