Form 10-Q
period 2013-11-30
ENTEST BIOMEDICAL, INC.
filed 2014-01-16
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 14, 2014 there were 1,153,070,662 shares of common stock were issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

Transitional Small Business Disclosure Format (Check One) Yes ☐   No ☑

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ENTEST BIOMEDICAL, INC.
( A Development Stage Company)
Consolidated Balance Sheet
	As of	As of
	November 30, 2013	August 31, 2013
	(unaudited)

ASSETS
Current Assets
Cash	2874	9,610
Due from Affiliate	28663	34,895
Current Portion of Prepaid Expenses	8000	8,000
Total Current Assets	39537	52,505

Property & Equipment (Net of Accumulated Depreciation)	1,919	1,919

Intangible Assets (Net of Accumulated Amortization)	78	270

TOTAL ASSETS	41534	54,694

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	100581	101,615
Notes Payable	245554	272,644
Convertible notes payable, net of discount	0	101,000

Due to Other	8000	8,000
Accrued Expenses	291754	258,313
Total Current Liabilities	645889	741,572

TOTAL LIABILITIES	645889	741,572

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, authorized 2,000,000,000 shares;
issued and outstanding 561,856,768 shares and 1153070752
as of August 31, 2013 and November 30, 2013 respectively	1,153,069	561,855
Preferred Stock , $0.001 par value 5,000,000 shares authorized,
0 shares issued and outstanding as of November 30,2013 and August 31, 2013
Series AA Preferred Stock, $0.001 par value 100,000 shares authorized,
5,000 shares issued and outstanding at August 31, 2013 and
as of November 30, 2013	5	5
Series B Preferred	3201	3,201
$0.001 par value, 4,400,000 shares authorized, 3,201,397
issued and outstanding as of August 31, 2013 and November 30, 2013
NonVoting Convertible Preferred	0	24,775
$1 par value, 200,000 shares authorized, 24,775 and 0
issued and outstanding as of August 31, 2013 and November 30, 2013
Additional Paid in Capital	3,472,363	3,441,563
Contributed Capital	274,162	274,162
Accumulated Deficit	(5,507,155)	(4,992,439)

Total Stockholders' Equity	(604,355)	(686,878)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	41,534	54,694

The accompanying Notes are an integral part
of these Financial Statements

ENTEST BIOMEDICAL INC.
( A Development Stage Company)
Consolidated Statement of Operations
	For the Three Months ended	For the Three Months ended	From inception (August 22, 2008) to
	November 30, 2013	November 30, 2012	November 30, 2013
	(unaudited)	(unaudited)	(unaudited)

TOTAL REVENUE	0	0	0

COSTS AND EXPENSES
Research and Development	0	0	145,794
Rent Costs	9,348	8,988	218,308
General and Administrative	66,600	103,493	2,034,077
Incorporation Costs			408
Consultant's Expenses	11,865	54,484	861,931
Miscellaneous Expenses			78
Total Costs and Expenses	87,813	166,965	3,260,596

OPERATING LOSS	(87,813)	(166,965)	(3,260,596)

OTHER INCOME AND EXPENSE
Other Income	5,700	0	171,223
Penalties on Convertible Debentures	0	0	(63,000)
Loss on derecognition of assets due to divestiture	0	(22,906)	(22,906)
Loss on Early Extinguishment of Debt	0	0	(18,647)
Income generated from revenue	0	0	187,699
Share Agreement
Expenses incurred from Revenue
Share Agreement	0	0	(145,362)
Loss on Impairment of intangible	0	0	(683,333)
assets
Interest Expense	(8,481)	(9,667)	(111,122)
Interest Expense attributable to
amortization of discount	0	(61,904)	(537,215)
Loss on Impairment of Goodwill	0	(405,000)	(405,000)
Gain on derecognition of Liabilities due to
Divestiture	0	61,168	61,168
Expense attributable to issuance of common shares
below par value	(420,369)	(49,294)	(476,712)
Expense attributable to issuance
of shares pursuant to contractual
obligation	0	(26,868)	(56,779)
Expense attributable to issuance of
Non Voting Convertible Preferred
Shares in connection with Stock
Purchase Agreement	0	0	(75,000)
TOTAL OTHER INCOME AND EXPENSE	(423,150)	(514,471)	(2,174,986)

LOSS BEFORE INCOME TAXES	(510,963)	(681,436)	(5,435,582)
income Taxes

NET LOSS	(510,963)	(681,436)	(5,435,582)
Beneficial conversion feature
attributable to issuance of NonVoting
Preferred Stock	0	0	(32,142)

NET LOSS from continuing
Operations	(510,963)	(681,436)	(5,467,724)

Net Income (Loss) from discontinued operations	(3,753)	(31,210)	(39,431)

NET LOSS available to common shareholders	(514,716)	(712,646)	(5,507,155)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE FROM CONTINUING OPERATIONS	(0.00)	(0.00)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	(0.00)	(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON	906,039,537	308,859,321

SHARES OUTSTANDING

The accompanying Notes are an integral part of these Financial Statements

ENTEST BIOMEDICAL, INC.
( A Development Stage Company)
Consolidated Statement of Cash Flows

	Quarter Ended	Quarter Ended	From inception until
	November 30, 2013	November 30, 2012	November 30, 2013
	(unaudited)	(unaudited)	(unaudited)

OPERATING ACTIVITIES
Net (loss)	(510,963)	(681,436)	(5,435,582)
Adjustments by operating to reconcile net loss to net cah used activities:
Depreciation Expense	0	2,073	16,125
Amortization Expense	192	194	2,209
Stock issued as Compensation to Employees	0	24,800	661,280
Stock issued as Compensation to Consultants	0	6,000	532,142
Preferred Stock issued for accrued compensation	0	0	2,000
Change in operating assets and liabilities:
(Increase) Decrease in Trade Accounts Receivable	0	2,268	0
(Increase) Decrease in Inventory	0	10,298	0
(Increase) Decrease in Employee Receivable	0	4,349	0
Increase (Decrease) in Accounts Payable	(1,034)	18,184	100,580
(Increase)Decrease in Due to Other
(Increase) Decrease in Prepaid Expenses	0	0	(8,000)
(Increase) Decrease in Due from Affiliate	6,232	4,245	(28,663)
(Increase) Decrease in Deposits	0	1,151	0
Increase(Decrease) in amortization of intangibles	0	0	16,667
Increase (Decrease) in Accrued Expenses	33,441	26,562	291,752
(Increase)Decrease on gain realized on cancellation
of stock	0	0	(94,937)
Increase(Decrease) in Loss on Impairment
of Intangible Assets	0	0	683,333

Net Cash Provided Used in Operating Activities	(472,132)	(581,312)	(3,261,094)

INVESTING ACTIVITIES
Purchase/Sale of Equipment
	0	0	(22,884)
Net cash Provided by (Used in) Investing Activities	0	0	(22,884)

FINANCING ACTIVITIES
(Increase) Decrease in Goodwill from acquisition	0	405,000	0
Noncash Loss on derecognition of assets	0	4,840	4,840
Expenses incurred resulting from issuance of stock for
less than par	420,369	49,294	476,712
Increase (Decrease) in Common stock issued for cash	0	64,300	431,900
(Increase) Decrease in Intangible Assets (net)	0	0	(2,299)
Increase (Decrease) in Common stock issued
for expenses	4,420	28,568	340,654
Increase (Decrease) in Due to Affiliate	0	0	8,000
Increase (Decrease) in Notes Payable	13,560	(37,424)	1,223,945
Increase (Decrease) in Contributed Capital	0	0	274,161
Increase (Decrease) in Additional paid in Capital	30,800	63,000	568,370
Net Cash Provided by Financing Activities	469,149	577,578	3,326,283
DISCONTINUED OPERATION
Profit(Loss) from discontinued operations	(3,753)	(31,210)	(39,431)
Net Increase in Cash	(6,736)	(34,944)	2,874

Cash at Beginning of Period	9,610	42,737	0

Cash at End of Period	2,874	7,793	2,874

Supplemental Disclosure of Noncash investing and financing activities:

Stock issued in payment of Debt	141,650	101,500	1,028,376
Stock issued in Acquisition of McDonald Animal Hospital	0	0	210,000
Stock issued pursuant to Titterington Agreement	0	0	700,000

The accompanying Notes are an integral part
of these Financial Statements

Entest BioMedical, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

As of November 30, 2013

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended August 31, 2013 and notes thereto included in the Company's 10-K annual report.  The Company follows the same accounting policies in the preparation of interim reports.

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

E. PROPERTY AND EQUIPMENT

As of November 30, 2013 Property and Equipment consists of $1,919 of Computer equipment. No depreciation expense has been recorded with regards to this equipment as it has yet to be put into service

F. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s financial instruments as of November 30, 2013 consisted of $245,554 of Notes Payable, $8,000 due to TheraCyte, Inc. and $28,663 due from an affiliate. The fair value of all of the Company’s financial instruments as of November 30, 2013 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of November 30, 2013 and August 31, 2013 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

NOTE 5.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $5,507,155 during the period from August 22, 2008 (inception) through November 30, 2013. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On June 12, 2012 a registration statement on form S-1 was filed with the United States Securities and Exchange Commission registering 46,238,705 shares of the Company’s   common stock that will be put to Southridge pursuant to the June Agreement which was declared effective by the United States Securities and Exchange Commission on August 27, 2012.During the quarter ended November 30, 2012 the Company sold 37,640, 614 common shares for total consideration of $64,300 pursuant to the June Agreement.

NOTE 6.  NOTES PAYABLE

As of November 30, 2013

Notes Payable:

Bio Technology Partners Business Trust	$41,000
The Sherman Family Trust	$98,200
Officer Loans (Note 7)	$95,848
Venture Bridge Advisors	$10,506
Total	$245,554

As of August 31, 2013

Notes Payable:

Bio Technology Partners Business Trust	$13,550
The Sherman Family Trust	$98,200
Officer Loans (Note 6)	$117,588
Venture Bridge Advisors	$37,606
Southridge Partners II LLP	$5,700
Total	$272,644

Convertible Notes Payable

8% Convertible Notes Payable $101,000

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

NOTE 7.  RELATED PARTY TRANSACTIONS

As of November 30, 2013 the Company remains indebted to David R. Koos in the principal amount of $95,848 due and payable at the demand of David Koos and bearing simple interest at a rate of 15% per annum

As of November 30 , 2013 Bio-Matrix Scientific Group, Inc. (“BMSN”) , a major shareholder of the Company, is indebted to the Company in the amount of $28,663. This amount is non interest bearing and is due at the demand of the Company.

NOTE 8.  INCOME TAXES

As of November 30, 2013
Deferred tax assets:
Net operating tax carry forwards	$1,877,073
Other	-0-

Gross deferred tax assets	1,877,073
Valuation allowance	(1,877,073)
Net deferred tax assets	$-0-

As of  November 30 ,2013  the Company has a Deferred Tax Asset of $1,877,073 completely attributable to net operating loss carry forwards of approximately $5,520,802  (which expire 20 years from the date the loss was incurred) consisting of:

(a) $ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and

(b) $ 5,507,155 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 11. DISPOSITION OF THE ASSETS OF PET POINTERS, INC.

On November 28, 2012 the “Company executed an agreement (“Agreement”) with Gregory McDonald ("McDonald"), Pet Pointers, Inc. ("Pet Pointer") whereby Mc Donald and Pet Pointer would acquire from the Company all assets (with the exception of cash and accounts receivable) utilized by the Company in the operation of the McDonald Animal Hospital, a full service veterinary clinic owned and operated by the Company and located in Santa Barbara, California (“McDonald Asset Sale”).

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

NOTE 13. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2013:

Common Stock:

$0.001 par value, 2,000,000,000 shares authorized and 1,153,070,752 shares issued and outstanding as of November 30, 2013.

Preferred Stock:

$0.001 par value 5,000,000 shares authorized of which

(a)	100,000 are authorized as Series AA Preferred Stock , $.001 par value, of which 5,000 shares are issued and outstanding as of November 30, 2013 and

(b)	4,400,000 are authorized as Series B Preferred Stock of which 3,201,397 shares are issued and outstanding as of November 30, 2013.

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

200,000 shares authorized of which 0 shares are issued and outstanding as of November 30, 2013.

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

NOTE 14. STOCK TRANSACTIONS

During the quarter ended November 30, 2013:

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

On September 23, 2013 The Company issued 39,325,397 of its common shares in conversion of 24,775 of the Company’s Non Voting Convertible Preferred Stock

On September 24, 2013 The Company issued 27,9487,18 of its common shares in satisfaction of $10,900 of convertible notes payable.

On September 27, 2013 The Company issued 27,9487,18 of its common shares in satisfaction of $10,900 of convertible notes payable.

On September 30, 2013 The Company issued 60,000,000 of its common shares in satisfaction of $13,550 of notes payable.

 On October 2, 2013 The Company issued 24,848,485 of its common shares in satisfaction of $8,200 of convertible notes payable.

On October 8, 2013 The Company issued 27,727,273 of its common shares in satisfaction of $6,100 of convertible notes payable.

On October 9, 2013 The Company issued 28,000,000 of its common shares in satisfaction of $5,600 of convertible notes payable.

On October 10, 2013 The Company issued 27,777,778 of its common shares in satisfaction of $5,000 of convertible notes payable.

On October 14, 2013 The Company issued 60,000,000 of its common shares in satisfaction of $13,550 of notes payable.

On October 15, 2013 The Company issued 27,777,778 of its common shares in satisfaction of $5,000 of convertible notes payable.

On October 18, 2013 The Company issued 20,652,000 of its common shares in satisfaction of $3,300 of convertible notes payable.

On October 22, 2013 The Company issued 55,000,000 of its common shares in satisfaction of $6,600 of convertible notes payable.

On October 24, 2013 The Company issued 27,500,000 of its common shares in satisfaction of $1,400 of convertible notes payable and $1,900 of accrued interest on convertible notes payable.

On November 23, 2013 The Company issued 60,000,000 of its common shares in satisfaction of $13,550 of notes payable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10K for the year ended August 31, 2013. All references to” We”, “Us”, “Company” or the “Company” refer to Entest BioMedical, Inc.

Material Changes in Financial Condition

As of November 30, 2013, we had Cash on Hand of $2,874 and as of August 31, 2013 we had Cash on Hand of $9,610.

The decrease in Cash on Hand of approximately 70 %  is primarily attributable to expenses  incurred by the Company in the operation of its business and the reversal of $3,753 of credit card purchase revenues previously recognized by the Company’s discontinued subsidiary the McDonald Animal Hospital.

 As of November 30, 2013, we had Amounts Due from Affiliate of $28,663 and as of August 31, 2013 we had Amounts Due from Affiliate of $34,895.

The decrease in Amounts Due from Affiliate of approximately 17% is attributable to $6,232 of rental expenses paid on behalf of the Company by Bio Matrix Scientific Group, Inc.

As of November 30, 2013 we had Intangible Assets of $78 and as of August 31, 2013 we had Intangible Assets of $270.

The decrease in Intangible Assets of approximately 71% is primarily attributable to the recognition of amortization expense.

As of November 30, 2013 we had Notes Payable of $245,554 and as of August 31, 2013 we had Notes Payable of $272,644.

The decrease in Notes Payable of approximately 9% is primarily attributable to:

(a)	Satisfaction of $40,650 of principal amount of notes payable through the issuance of the Company’s common shares during the quarter ended November 30, 2013
(b)	Net payments to David Koos of $21,740 during the quarter ended November 30, 2013
(c)	Forgiveness by the lender of $5,750 of principal debt

Offset by:

(a)	$41,000 of new borrowings from a third party lender during the quarter ended November 30, 2013

As of November 30, 2013 we had Convertible Notes Payable of $0 and as of August 31, 2013 we had Notes Payable of $101,000.

The decrease in Convertible Notes Payable of 100% is attributable to conversions into the common shares of the Company.

As of November 30, 2013 we had Accrued Expenses of $291,754 and as of August 31, 2013 we had Accrued Expenses of $258,313.

The increase in Accrued Expenses of approximately 13% is primarily attributable to:

(a)	Accrual of $30,000 in salary owed to the Company’s CEO over the course of the quarter ended November 30, 2013
(b)	Accrual of $3,441 of interest expense incurred over the course of the quarter ended November 30, 2013.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the three months ended November 30, 2013 and -0- for the three months ended November 30, 2012.  Net Losses from continuing operations were $510,963 for the three months ended November 30, 2013 and $681,436 for the same period ended 2012.

The decrease in Net Losses from continuing operations of approximately 25% is primarily attributable to:

(a)	Recognition of a $22,906 one time loss on assets disposed of in the disposition of the McDonald Animal Hospital during the quarter ended November 30, 2012.
(b)

Recognition of a Goodwill impairment charge of $405,000 attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital

(c)     Recognition of $26,868 of expenses related to common shares issued pursuant to contractual obligations to certain convertible noteholders recognized during the quarter ended November 30, 2012.

(d)     Greater General and Administrative, Consulting, and interest Expenses recognized during the quarter ended November 30, 2012

(e)     Interest expense attributable to amortization of discounts recognized on convertible notes payable of $61,904 recognized during the quarter ended November 30, 2012

(f)      The recognition of $5,700 in Other Income during the quarter ended November 30, 2013 attributable to the forgiveness by the lender of $5,700 of Notes Payable

Offset by

(a)     A gain on derecognition of liabilities of $61,168 recorded during the quarter ended November 30, 2012 attributable to the disposition as of November 30, 2012 of the McDonald Animal Hospital

(b)     Lower rental expense recognized during the quarter ended November 30, 2012 when compared to the quarter ended November 30, 2013

Liquidity and Capital Resources

As of  November 30, 2013 we had $2,874  cash on hand and current liabilities of $645,889 such liabilities consisting of Accounts Payable, Notes Payable, Amounts due to Affiliates / Others and Accrued Expenses.

We feel we will not be able to satisfy its cash requirements over the next twelve months and shall be required to seek additional financing.

We currently plan to raise additional funds primarily by obtaining governmental and non-governmental grants, offering securities for cash and acquiring existing veterinary clinics with the ability to generate cash flow to fund operations.

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

During the quarter ended November 30, 2013 the Company incurred net cash borrowings of $19,260.

We were not party to any material commitments for capital expenditures as of the end of the quarter ended November 30, 2013.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on September 1, 2013 and ending on November 30, 2013, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 4, 2013 The Company issued 27,887,324 of its common shares (“Shares) in satisfaction of $19,800 of convertible notes payable.

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

On September 16, 2013 The Company issued 28,000,000 of its common shares (“Shares”) in satisfaction of $12,600 of convertible notes payable.

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

On September 20, 2013 The Company issued 20,820,513 of its common shares (“Shares”) in satisfaction of $5,600 of convertible notes payable and $2,520 of accrued interest on convertible notes payable.

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

On September 23, 2013 The Company issued 39,325,397 of its common shares (“Shares”) in conversion of 24,775 of the Company’s Non Voting Convertible Preferred Stock

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On September 24, 2013 The Company issued 27,9487,18 of its common shares (“Shares”) in satisfaction of $10,900 of convertible notes payable.

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

On September 27, 2013 The Company issued 27,9487,18 of its common shares (“Shares”) in satisfaction of $10,900 of convertible notes payable.

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

On September 30, 2013 The Company issued 60,000,000 of its common shares (“Shares”) in satisfaction of $13,550 of notes payable.

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

 On October 2, 2013 The Company issued 24,848,485 of its common shares (“Shares”) in satisfaction of $8,200 of convertible notes payable.

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

On October 8, 2013 The Company issued 27,727,273 of its common shares (“Shares”) in satisfaction of $6,100 of convertible notes payable.

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

On October 9, 2013 The Company issued 28,000,000 of its common shares (“Shares”) in satisfaction of $5,600 of convertible notes payable.

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

On October 10, 2013 The Company issued 27,777,778 of its common shares (“Shares”) in satisfaction of $5,000 of convertible notes payable.

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

On October 14, 2013 The Company issued 60,000,000 of its common shares (“Shares”) in satisfaction of $13,550 of notes payable.

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

On October 15, 2013 The Company issued 27,777,778 of its common shares (“Shares”) in satisfaction of $5,000 of convertible notes payable.

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

On October 18, 2013 The Company issued 20,652,000 of its common shares (“Shares”) in satisfaction of $3,300 of convertible notes payable.

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

On October 22, 2013 The Company issued 55,000,000 of its common shares (“Shares”) in satisfaction of $6,600 of convertible notes payable.

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

On October 24, 2013 The Company issued 27,500,000 of its common shares (“Shares”) in satisfaction of $1,400 of convertible notes payable and $1,900 of accrued interest on convertible notes payable.

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

On November 23, 2013 The Company issued 60,000,000 of its common shares (“Shares”) in satisfaction of $13,550 of notes payable.

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
Date: January 16, 2014