Form 10-Q
period 2014-02-28
ENTEST BIOMEDICAL, INC.
filed 2014-04-08
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 4, 2014 there were 1,703,070, 662 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

Transitional Small Business Disclosure Format (Check One) Yes ☐   No ☑

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ENTEST BIOMEDICAL, INC.
( A Development Stage Company)
Consolidated Balance Sheet
	As of	As of
	February 28, 2014	August 31, 2013
	(unaudited)

ASSETS
Current Assets
Cash	1,293	9,610
Due from Affiliate	14,940	34,895
Current Portion of Prepaid Expenses	8,000	8,000
Total Current Assets	24,233	52,505

Property & Equipment (Net of Accumulated Depreciation)	1,919	1,919
Intangible Assets (Net of Accumulated Amortization)	0	270

TOTAL ASSETS	26,152	54,694

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	101,749	101,615
Notes Payable	446,743	272,644
Convertible notes payable, net of discount	0	101,000
Due to Other	8,000	8,000
Accrued Expenses	116,620	258,313
Total Current Liabilities	673,112	741,572

TOTAL LIABILITIES	673,112	741,572

STOCKHOLDERS' EQUITY
Common Stock, authorized 2,000,000,000 shares;
issued and outstanding 561,856,768 (par value $0.001) shares and 1,283,070,752(par value $0.0001)
as of August 31, 2013 and February 28, 2014 respectively	127,407	561,855
Preferred Stock ,par value $0.0001 5,000,000 shares authorized,
0 shares issued and outstanding as of August 31,2013 and February 28, 2014
Series AA Preferred Stock, 100,000 shares authorized,
5,000 shares ( par value $0.001) issued and outstanding at August 31, 2013 and
and 100,000 shares (par value $0.0001) as of February 28, 2014	10	5
Series B Preferred	421	3,201
4,400,000 shares authorized, 3,201,397 ( par value $0.001)
issued and outstanding as of August 31, 2013 and 4,201, 397 (par value $0.0001)
issued and outstanding as of February 28, 2014
NonVoting Convertible Preferred	0	24,775
($1 par value) 200,000 shares authorized, 24,775 and 0
issued and outstanding as of August 31, 2013 and February 28, 2014, 2013
Additional Paid in Capital	4,620,600	3,441,563
Contributed Capital	274,162	274,162
Accumulated Deficit	(5,669,560)	(4,992,439)

Total Stockholders' Equity	(646,960)	(686,878)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	26,152	54,694

The accompanying Notes are an integral part
of these Financial Statements

ENTEST BIOMEDICAL INC.
( A Development Stage Company)
Consolidated Statement of Operations
	For the Three Months ended	For the Three Months ended	For the Six Months ended	For the Six Months ended	From inception to
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013	28-Feb-14
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	( unaudited)

TOTAL REVENUE	0	0	0	0	0

COSTS AND EXPENSES
Research and Development	0	0	0	0	145,794
Rent Costs	6,482	9,348	19,071	18,336	228,031
General and Administrative	62,931	77,321	129,531	180,814	2,097,008
Incorporation Costs					408
Consultant's Expenses	29,881	20,256	41,746	74,740	891,812
Miscellaneous Expenses					78
Total Costs and Expenses	99,294	106,925	190,348	273,890	3,363,131

OPERATING LOSS	(99,294)	(106,925)	(190,348)	(273,890)	(3,363,131)

OTHER INCOME AND EXPENSE
Other Income	0	1,040	5,700	1,040	171,223
Gain on issuance of stock at above fair value	6,000	0	6,000	0	6,000
Penalties on Convertible Debentures					(63,000)
Loss on derecognition of assets due to divestiture	0	0	0	(22,906)	(22,906)
Loss on issuance of stock below fair value	(58,494)	0	(58,494)	0	(58,494)
Loss on Early Extinguishment of Debt					(18,647)
Income generated from revenue	0	0	0	0	187,699
Share Agreement
Expenses incurred from Revenue
Share Agreement	0	0	0	0	(145,362)
Loss on Impairment of intangible					(683,333)
assets
Interest Expense	(7,376)	(7,648)	(15,857)	(17,315)	(118,498)
Interest Expense attributable to
amortization of discount	0	(37,100)	0	(99,004)	(537,215)
Loss on Impairment of Goodwill	0	0	0	(405,000)	(405,000)
Gain on derecognition of Liabilities due to
Divestiture	0	0	0	61,168	61,168
Expense attributable to issuance of common shares
below par value	0	(7,049)	(420,369)	(56,343)	(476,712)
Expense attributable to issuance
of shares pursuant to contractual
obligation	0	(6,043)	0	(32,911)	(56,779)
Expense attributable to issuance of
Non Voting Convertible Preferred
Shares in connection with Stock
Purchase Agreement	0	0	0	0	(75,000)
TOTAL OTHER INCOME AND EXPENSE	(59,870)	(56,800)	(483,020)	(571,271)	(2,234,856)

LOSS BEFORE INCOME TAXES	(159,164)	(163,725)	(673,368)	(845,161)	(5,597,987)
income Taxes

NET LOSS	(159,164)	(163,725)	(673,368)	(845,161)	(5,597,987)
Beneficial conversion feature
attributable to issuance of NonVoting
Preferred Stock	0	0	0	0	(32,142)

NET LOSS from continuing
Operations	(159,164)	(163,725)	(673,368)	(845,161)	(5,630,129)

Net Income (Loss) from discontinued operations	0	(3,344)	(3,753)	(34,554)	(39,431)

NET LOSS available to common shareholders	(159,164)	(167,069)	(677,121)	(879,715)	(5,669,560)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE FROM CONTINUING OPERATIONS	(0.000)	(0.001)	(0.001)	(0.002)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	0.000	(0.000)	(0.000)	(0.000)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	1,199,959,641	209,583,620	1,046,463,680	367,412,566

The accompanying Notes are an integral part
of these Financial Statements

ENTEST BIOMEDICAL, INC.
( A Development Stage Company)
Consolidated Statement of Cash Flows

	6 Months Ended	6 Months Ended	From inception to
	February 28, 2014	February 28, 2013	February 28, 2014
	(unaudited)	(unaudited)	(unaudited)

OPERATING ACTIVITIES
Net (loss)	(673,368)	(845,161)	(5,597,987)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation Expense	0	2,073	16,125
Amortization Expense	270	386	2,287
Stock issued as Compensation to Employees	0	49,600	661,280
Stock issued as Compensation to Consultants	0	12,000	532,142
Preferred Stock issued for accrued compensation	11,000	0	13,000
Change in operating assets and liabilities:
(Increase) Decrease in Trade Accounts Receivable	0	2,268	0
(Increase) Decrease in Inventory	0	10,298	0
(Increase) Decrease in Employee Receivable	0	4,349	0
Increase (Decrease) in Accounts Payable	134	16,199	101,748
(Increase)Decrease in Due to Other	0	0	0
(Increase) Decrease in Prepaid Expenses	0	0	(8,000)
(Increase) Decrease in Due from Affiliate	19,955	4,245	(14,940)
(Increase) Decrease in Deposits	0	1,151	0
Increase(Decrease) in amortization of intangibles	0	0	16,667
Increase (Decrease) in Accrued Expenses	(141,693)	60,667	116,618
(Increase)Decrease on gain realized on cancellation
of stock	0	0	(94,937)
Increase(Decrease) in Loss on Impairment
of Intangible Assets	0	0	683,333

Net Cash Provided Used in Operating Activities	(783,702)	(681,925)	(3,572,664)

INVESTING ACTIVITIES
Purchase/Sale of Equipment	0	0	(22,884)

Net cash Provided by (Used in) Investing Activities	0	0	(22,884)

FINANCING ACTIVITIES
(Increase) Decrease in Goodwill from acquisition	0	405,000	0
Noncash Loss on derecognition of assets	0	4,840	4,840
Expenses incurred resulting from issuance of stock for
less than par	420,369	56,344	476,712
(increase) Decrease in gain on issuance of stock for more than fair value	(6,000)	0	(6,000)
Increase (Decrease) in gain on issuance of stock for less than fair value	58,494	0	58,494
Increase (Decrease) in Common stock issued for cash	0	64,300	431,900
(Increase) Decrease in Intangible Assets (net)	0	0	(2,299)
Increase (Decrease) in Common stock issued
for expenses	4,420	34,611	340,654
Increase (Decrease) in Due to Affiliate	0	0	8,000
Increase (Decrease) in Due to Shareholder	0	0	0
Increase (Decrease) in Notes Payable	240,255	50,868	1,450,640
Increase (Decrease) in Contributed Capital	0	0	274,161
Increase (Decrease) in Additional paid in Capital	61,600	63,000	599,170
Net Cash Provided by Financing Activities	779,138	678,963	3636272
DISCONTINUED OPERATION
Profit(Loss) from discontinued operations	(3,753)	(34,554)	(39,431)
Net Increase in Cash	(8,317)	(37,516)	1,293

Cash at Beginning of Period	9,610	42,737	0

Cash at End of Period	1,293	5,221	1,293

Supplemental Disclosure of Noncash investing and financing activities:

Stock issued in payment of Debt	$167,156	$101,500	1,053,882
Stock issued in Acquisition of McDonald Animal Hospital	0	0	210,000
Stock issued pursuant to Titterington Agreement	0	0	700,000

The accompanying Notes are an integral part
of these Financial Statements

Entest BioMedical, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

As of February 28, 2014

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

E. PROPERTY AND EQUIPMENT

As of February 28, 2014 Property and Equipment consists of $1,919 of Computer equipment. No depreciation expense has been recorded with regards to this equipment as it has yet to be put into service

F. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s financial instruments as of February 28, 2014 consisted of $446,743 of Notes Payable, $8,000 due to TheraCyte, Inc. and $14,940 due from an affiliate. The fair value of all of the Company’s financial instruments as of February 28, 2014 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of February 28, 2014 and August 31, 2013 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting standards updates were recently issued and have not yet been adopted by us. These standards are currently under review to determine their impact on our consolidated financial position, results of operations, or cash flows.

On January 31, 2013, the FASB issued Accounting Standards Update [ASU] 2013-01, entitled Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The guidance in ASU 2013-01 amends the requirements in the FASB Accounting Standards Codification [FASB ASC] Topic 210, entitled Balance Sheet. The ASU 2013-01 amendments to FASB ASC 210 clarify that ordinary trade receivables and receivables in general are not within the scope of ASU 2011-11, entitled Disclosure about Offsetting Assets and Liabilities, where that ASU amended the guidance in FASB ASC 210. As those disclosures now are modified with the ASU 2013-01 amendments, the FASB ASC 210 balance sheet offsetting disclosures now clearly are applicable only where reporting entities are involved with bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements, and securities borrowing and lending transactions that either are offset using the FASB ASC 210 or 815 requirements, or that are subject to enforceable master netting arrangements or similar agreements. ASU 2013-01 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on our financial statements.

 On February 28, 2013, the FASB issued Accounting Standards Update [ASU] 2013-04, entitled Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The ASU 2013-04 amendments add to the guidance in FASB Accounting Standards Codification [FASB ASC] Topic 405, entitled Liabilities and require reporting entities to measure obligations resulting from certain joint and several liability arrangements where the total amount of the obligation is fixed as of the reporting date, as the sum of the following:

The amount the reporting entity agreed to pay on the basis of its arrangement among co-obligors.

Any additional amounts the reporting entity expects to pay on behalf of its co-obligors.

While early adoption of the amended guidance is permitted, for public companies, the guidance is required to be implemented in fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments need to be implemented retrospectively to all prior periods presented for obligations resulting from joint and several liability arrangements that exist at the beginning of the year of adoption. The adoption of ASU 2013-04 is not expected to have a material effect on the Company’s operating results or financial position.

On April 22, 2013, the FASB issued Accounting Standards Update [ASU] 2013-07, entitled Liquidation Basis of Accounting. With ASU 2013-07, the FASB amends the guidance in the FASB Accounting Standards Codification [FASB ASC] Topic 205, entitled Presentation of Financial Statements. The amendments serve to clarify when and how reporting entities should apply the liquidation basis of accounting. The guidance is applicable to all reporting entities, whether they are public or private companies or not-for-profit entities. The guidance also provides principles for the recognition of assets and liabilities and disclosures, as well as related financial statement presentation requirements. The requirements in ASU 2013-07 are effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods within those annual periods. Reporting entities are required to apply the requirements in ASU 2013-07 prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption of ASU 2013-07 is not expected to have a material effect on the Company’s operating results or financial position.

Variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

NOTE 5.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $5,669,560 during the period from August 22, 2008 (inception) through February 28, 2014. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6.  NOTES PAYABLE

As of February 28, 2014

Notes Payable:

Bio Technology Partners Business Trust	$58,000
The Sherman Family Trust (10% Interest)	$98,200
The Sherman Family Trust (No interest)	$200,000
Officer Loans (Note 7)	$90,543
Total	$446,743

Convertible Notes Payable

No Convertible Notes payable outstanding as of February 28, 2014

As of August 31, 2013

Notes Payable:

Bio Technology Partners Business Trust	$13,550
The Sherman Family Trust (10% Interest)	$98,200
Officer Loans (Note 6)	$117,588
Venture Bridge Advisors	$37,606
Southridge Partners II LLP	$5,700
Total	$272,644

Convertible Notes Payable

8% Convertible Notes Payable, $101,000 as of August 31, 2013

Both of Bio Technology Partners Business Trust and Venture Bridge Advisors have provided lines of credit to the Company in the amount of $200,000 each or so much thereof as may be disbursed to, or for the benefit of the Company by Lender in Lender's sole and absolute discretion. The unpaid principal of these lines of credit bear simple interest at the rate of ten percent per annum. Interest is calculated based on the principal balance as may be adjusted from time to time to reflect additional advances or payments made hereunder. Principal balance and accrued interest shall become due and payable in whole or in part at the demand of the Lender. The Sherman Family Trust (10% Interest) has provided a line of credit to the Company in the amount of $700,000 or so much thereof as may be disbursed to, or for the benefit of the Company by Lender in Lender's sole and absolute discretion. The unpaid principal of this line of credit bears simple interest at the rate of ten percent per annum. Interest is calculated based on the principal balance as may be adjusted from time to time to reflect additional advances or payments made hereunder. Principal balance and accrued interest shall become due and payable in whole or in part at the demand of the Lender. $200,000 due to The Sherman Family Trust (0% Interest) is due and payable in whole or in part at the option of the Holder and bears no interest.

NOTE 7.  RELATED PARTY TRANSACTIONS

As of February 28, 2014 the Company remains indebted to David R. Koos in the principal amount of $90,543 due and payable at the demand of David Koos and bearing simple interest at a rate of 15% per annum

As of February 28 , 2014 Bio-Matrix Scientific Group, Inc. (“BMSN”) , a major shareholder of the Company, is indebted to the Company in the amount of $14,940. This amount is non interest bearing and is due at the demand of the Company.

NOTE 8.  INCOME TAXES

As of February 28, 2014
Deferred tax assets:
Net operating tax carry forwards	$1,932,290
Other	-0-

Gross deferred tax assets	1,932,290
Valuation allowance	(1,932,290)
Net deferred tax assets	$-0-

As of  February 28, 2014  the Company has a Deferred Tax Asset of $1,932,290 completely attributable to net operating loss carry forwards of approximately $ 5,683,207  (which expire 20 years from the date the loss was incurred) consisting of:

(a) $ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and

(b) $ 5,669,560 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 13. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2014:

Common Stock:

$0.0001 par value, 2,000,000,000 shares authorized and 1,283,070,752 shares issued and outstanding as of February 28, 2014.

Preferred Stock:

$0.0001 par value 5,000,000 shares authorized of which

(a)	100,000 are authorized as Series AA Preferred Stock of which 100,000 shares are issued and outstanding as of February 28, 2014 and

(b)	4,400,000 are authorized as Series B Preferred Stock of which 4,201,397 shares are issued and outstanding as of February 28, 2014.

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

200,000 shares authorized of which 0 shares are issued and outstanding as of February 28, 2014.

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

NOTE 14. STOCK TRANSACTIONS

During the quarter ended February 28, 2014:

On January 20, 2014 the Company issued to David Koos, the Company’s Chairman and CEO, 95,000 shares of the Company’s Series AA Preferred Stock in satisfaction of $10,000 of salary accrued but unpaid owed to David Koos.

On January 24, 2014 the Company issued to David Koos, the Company’s Chairman and CEO, 1,000,000 shares of the Company’s Series B Preferred Stock in satisfaction of $1,000 of salary accrued but unpaid owed to David Koos.

On January 24, 2014 the Company issued to David Koos, the Company’s Chairman and CEO, 15,000,000 shares of the Company’s Common Stock in satisfaction of $15,000 of principal indebtedness owed to David Koos.

On January 28, 2014 the Company issued 115,000,000 shares of the Company’s Common Stock in satisfaction of $10,506 of principal indebtedness.

NOTE 15. SUBSEQUENT EVENTS

On March 3, 2014 the Company issued 125,000,000 shares of the Company’s Common Stock in satisfaction of $12,500 of principal indebtedness.

On March 13, 2014 the Company issued 140,000,000 shares of the Company’s Common Stock in satisfaction of $14,000 of principal indebtedness.

On March 28, 2014 the Company issued 155,000,000 shares of the Company’s Common Stock in satisfaction of $15,500 of principal indebtedness

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

Material Changes in Financial Condition

As of February 28, 2014, we had Cash on Hand of $1,293 and as of August 31, 2013 we had Cash on Hand of $9,610.

The decrease in Cash on Hand of approximately 87 %  is primarily attributable to expenses  incurred by the Company in the operation of its business and the reversal of $3,753 of credit card purchase revenues previously recognized by the Company’s discontinued subsidiary the McDonald Animal Hospital.

 As of February 28, 2014, we had Amounts Due from Affiliate of $14,940 and as of August 31, 2013 we had Amounts Due from Affiliate of $34,895.

The decrease in Amounts Due from Affiliate of approximately 57% is attributable to:

(a)	$12,714 of rental payments made on behalf of the Company by Bio-Matrix Scientific Group, Inc.
(b)	A cash payment of $7,241 made to the Company by Bio-Matrix Scientific Group, Inc.

As of February 28, 2014 we had Intangible Assets of $0 and as of August 31, 2013 we had Intangible Assets of $270.

The decrease in Intangible Assets of approximately 100% is primarily attributable to the recognition of amortization expense.

As of February 28, 2014 we had Notes Payable of $446,743 and as of August 31, 2013 we had Notes Payable of $272,644.

The increase in Notes Payable of approximately 63% is primarily attributable to:

(a)	The reclassification of $200,000 of accrued salaries to Notes Payable during the quarter ended February 28, 2014
(b)	Net borrowings from lenders of $28,955 during the six months ended February 28, 2014

Offset by:

(a)	Forgiveness by the lender of $5,750 of principal debt during the quarter ended November 20, 2013
(b)	Satisfaction of $66,156 of principal indebtedness through the issuance of equity securities

As of February 28, 2014 we had Convertible Notes Payable of $0 and as of August 31, 2013 we had Notes Payable of $101,000.

The decrease in Convertible Notes Payable of 100% is attributable to conversions into the common shares of the Company.

As of February 28, 2014 we had Accrued Expenses of $116, 620 and as of August 31, 2013 we had Accrued Expenses of $258,313.

The decrease in Accrued Expenses of approximately 55% is primarily attributable to:

(a)	The reclassification of $200,000 of accrued salaries to Notes Payable during the quarter ended February 28, 2014
(b)	The satisfaction of $11,000 of accrued salaries through the issuance of equity securities during the six months ended February 28,2014

Offset by accrual of salary due and payable to David Koos of $60,000 during the six months ended February 28, 2014 as well as additional accruals of interest during the six months ended February 28, 2014

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the three months ended February 28, 2014 and -0- for the three months ended February 28, 2013.  Net Losses from continuing operations were $159,964 for the three months ended February 28, 2014 and $163,725 for the same period ended 2013.

The decrease in Net Losses from continuing operations of approximately 3% is primarily attributable to

(a)	greater general and administrative and rental expenses incurred during the quarter ended February 28, 2013 when compared to the quarter ended February 28, 2014
(b)	The recognition of $37,100 of interest expense attributable to amortization of Beneficial Conversion Feature recognized during the quarter ended February 28, 2013
(c)	$7,049 of expenses incurred as a result of issuance of securities below par value during the quarter ended February 28, 2013
(d)	$6,043 of expenses incurred during the quarter ended February 28, 2013 resulting from common shares issued pursuant to contractual obligations contained in certain convertible notes outstanding.

Offset in part by lower consulting expenses incurred during the quarter ended February 28, 2013 as well as recognition of expenses related to the issuance of shares below fair value during the quarter ended February 28, 2014.

Revenues from continuing operations were $0 for the six months ended February 28, 2014 and -0- for the six months ended February 28, 2013.  Net Losses from continuing operations were $673,368 for the six months ended February 28, 2014 and $845,161 for the same period ended 2013

The decrease in Net Losses from continuing operations of approximately 20% is primarily attributable to:

(a)	greater general and administrative and consulting expenses incurred during the six months ended February 28, 2013 when compared to the same period ended February 28, 2914
(b)	Recognition of $366, 738 of net losses attributable to the divestiture of the McDonald Animal Hospital during the quarter ended November 30, 2012
(c)	Recognition of $99,004 of interest expense attributable to amortization of Beneficial Conversion Feature recognized during the six months ended February 28, 2013
(d)	$56,343 of expenses incurred as a result of issuance of securities below par value during the six months ended February 28, 2013
(e)	$32,911 of expenses incurred during the six months ended February 28, 2013 resulting from common shares issued pursuant to contractual obligations contained in certain convertible notes outstanding.

Offset in part by lower rental expenses incurred during the six months ended February 28, 2013 as well as recognition of expenses related to the issuance of shares below fair value during the quarter ended February 28, 2014.

Liquidity and Capital Resources

As of  February 28, 2014 we had $1,293  cash on hand and current liabilities of $673,112 such liabilities consisting of Accounts Payable, Notes Payable, Amounts due to Affiliates and Others and Accrued Expenses.

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

During the quarter ended February 28, 2014 the Company incurred net cash borrowings of $26,695.

We were not party to any material commitments for capital expenditures as of the end of the quarter ended February 28, 2014.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on January 1, 2014 and ending on February 28, 2014, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2014 the Company issued to David Koos, the Company’s Chairman and CEO, 95,000 shares of the Company’s Series AA Preferred Stock (“Shares”) in satisfaction of $10,000 of salary accrued but unpaid owed to David Koos.

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

On January 24, 2014 the Company issued to David Koos, the Company’s Chairman and CEO, 1,000,000 shares of the Company’s Series B Preferred Stock (“Shares”) in satisfaction of $1,000 of salary accrued but unpaid owed to David Koos.

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

On January 24, 2014 the Company issued to David Koos, the Company’s Chairman and CEO, 15,000,000 shares of the Company’s Common Stock (“Shares”) in satisfaction of $15,000 of principal indebtedness owed to David Koos.

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

On January 28, 2014 the Company issued 115,000,000 shares of the Company’s Common Stock (“Shares”) in satisfaction of $10,506 of principal indebtedness.

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

On March 3, 2014 the Company issued 125,000,000 shares of the Company’s Common Stock (“Shares”) in satisfaction of $12,500 of principal indebtedness.

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

On March 13, 2014 the Company issued 140,000,000 shares of the Company’s Common Stock (“Shares”) in satisfaction of $14,000 of principal indebtedness.

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

On March 28, 2014 the Company issued 155,000,000 shares of the Company’s Common Stock (“Shares”) in satisfaction of $15,500 of principal indebtedness

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

Date: April 8, 2014	Entest BioMedical, Inc.
a Nevada corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer