Form 10-Q
period 2014-05-31
ENTEST BIOMEDICAL, INC.
filed 2014-07-09
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 31, 2014 there were 1,998,070,752 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

Transitional Small Business Disclosure Format (Check One) Yes ☐   No ☑

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ENTEST BIOMEDICAL, INC.
( A Development Stage Company)
Consolidated Balance Sheet
	As of	As of
	May 31, 2014	August 31, 2013
	(unaudited)

ASSETS
Current Assets
Cash	1,096	9,610
Due from Affiliate	1,878	34,895
Current Portion of Prepaid Expenses	8,000	8,000
Total Current Assets	10,974	52,505

Property & Equipment (Net of Accumulated Depreciation)	1,919	1,919
Intangible Assets (Net of Accumulated Amortization)	0	270

TOTAL ASSETS	12,893	54,694

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	102,204	101,615
Notes Payable	384,043	272,644
Convertible notes payable, net of discount	0	101,000
Due to Other	8,000	8,000
Accrued Expenses	143,221	258,313
Total Current Liabilities	637,468	741,572

TOTAL LIABILITIES	637,468	741,572

STOCKHOLDERS' EQUITY
Common Stock, authorized 2,000,000,000 shares;
issued and outstanding 561,856,768 (par value $0.001) shares and 1,998,070,752(par value $0.0001)
as of August 31, 2013 and May 31, 2014 respectively	198,907	561,855
Preferred Stock ,par value $0.0001 5,000,000 shares authorized,
0 shares issued and outstanding as of August 31,2013 and May 31, 2014
Series AA Preferred Stock, 100,000 shares authorized,
5,000 shares, par value $0.001, issued and outstanding at August 31, 2013 and
and 100,000 shares (par value $0.0001) as of May 31, 2014	10	5
Series B Preferred	421	3,201
4,400,000 shares authorized, 3,201,397 ( par value $0.001)
issued and outstanding as of August 31, 2013 and 4,201, 397 (par value $0.0001)
issued and outstanding as of May 31, 2014
Series AAA Preferred, 300,000 shares authorized, $0.0001 par value	8	0
0 and 80,000 shares outstanding as of August 31, 2013 and May 31, 2014 respectively
NonVoting Convertible Preferred	0	24,775
($1 par value) 200,000 shares authorized, 24,775 and 0
issued and outstanding as of August 31, 2013 and May 31, 2014, 2013
Additional Paid in Capital	5,125,892	3,441,563
Contributed Capital	274,162	274,162
Accumulated Deficit	(6,223,975)	(4,992,439)

Total Stockholders' Equity	(624,575)	(686,878)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	12,893	54,694

The accompanying Notes are an integral part
of these Financial Statements

ENTEST BIOMEDICAL INC.
( A Development Stage Company)
Consolidated Statement of Operations
	For the Three Months ended	For the Three Months ended	For the Nine Months ended	For the Nine Months ended	From inception to
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013	May 31, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	( unaudited)

TOTAL REVENUE	0	0	0	0	0

COSTS AND EXPENSES
Research and Development	0	0	0	0	145,794
Rent Costs	9,723	9,348	28,794	27,684	237,754
General and Administrative	61,591	261,617	191,122	442,431	2,158,599
Incorporation Costs					408
Consultant's Expenses	12,000	12,467	53,746	87,207	903,812
Miscellaneous Expenses					78
Total Costs and Expenses	83,314	283,432	273,662	557,322	3,446,445

OPERATING LOSS	(83,314)	(283,432)	(273,662)	(557,322)	(3,446,445)

OTHER INCOME AND EXPENSE
Other Income	0	0	5,700	1,040	171,223
Gain on issuance of stock at above fair value			6,000		6,000
Penalties on Convertible Debentures	0	(63,000)	0	(63,000)	(63,000)
Loss on derecognition of assets due to divestiture				(22,906)	(22,906)
Loss on issuance of stock below fair value	(464,500)	0	(522,994)	0	(522,994)
Loss on Early Extinguishment of Debt	0	0	0	0	(18,647)
Income generated from revenue	0	0	0	0	187,699
Share Agreement
Expenses incurred from Revenue
Share Agreement	0	0	0	0	(145,362)
Loss on Impairment of intangible					(683,333)
assets
Interest Expense	(6,601)	(15,373)	(22,458)	(32,688)	(125,099)
Interest Expense attributable to
amortization of discount	0	(41,303)	0	(140,307)	(537,215)
Loss on Impairment of Goodwill	0	0	0	(405,000)	(405,000)
Gain on derecognition of Liabilities due to
Divestiture	0	0	0	61,168	61,168
Expense attributable to issuance of common shares
below par value	0	0	(420,369)	(56,343)	(476,712)
Expense attributable to issuance
of shares pursuant to contractual
obligation	0	0	0	(32,911)	(56,779)
Expense attributable to issuance of
Non Voting Convertible Preferred
Shares in connection with Stock
Purchase Agreement	0	0	0	0	(75,000)
TOTAL OTHER INCOME AND EXPENSE	(471,101)	(119,676)	(954,121)	(690,947)	(2,705,957)

LOSS BEFORE INCOME TAXES	(554,415)	(403,108)	(1,227,783)	(1,248,269)	(6,152,402)
income Taxes

NET LOSS	(554,415)	(403,108)	(1,227,783)	(1,248,269)	(6,152,402)
Beneficial conversion feature
attributable to issuance of NonVoting
Preferred Stock					(32,142)

NET LOSS from continuing
Operations	(554,415)	(403,108)	(1,227,783)	(1,248,269)	(6,184,544)

Net Income (Loss) from discontinued operations	0	0	(3,753)	(34,554)	(39,431)

NET LOSS available to common shareholders	(554,415)	(403,108)	(1,231,536)	(1,282,823)	(6,223,975)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE FROM CONTINUING OPERATIONS	(0.000)	(0.001)	(0.001)	(0.003)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	0.000	0.000	0.000	(0.000)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	1,767,920,116	490,752,652	1,274,953,975	408,981,891

The accompanying Notes are an integral part

of these Financial Statements

ENTEST BIOMEDICAL, INC.
( A Development Stage Company)
Consolidated Statement of Cash Flows

		9 Months Ended	9 Months Ended	From inception
		May 31 2014	May 31 2013	until
		(unaudited)	(unaudited)	May 31, 2014
				(unaudited)

OPERATING ACTIVITIES
Net (loss)		(1,227,783)	(1,248,269)	(6,152,402)
Adjustments	to reconcile net loss to net cash used
by operating	activities:
	Depreciation Expense		2,073	16,125
	Amortization Expense	270	578	2,287
	Stock issued as Compensation to Employees	0	74,400	661,280
	Stock issued as Compensation to Consultants		18,000	532,142
	Preferred Stock issued for accrued compensation	21,000		23,000
Change in	operating assets and liabilities:
	(Increase) Decrease in Trade Accounts Receivable	0	2,268	0
	(Increase) Decrease in Inventory	0	10,298	0
	(Increase) Decrease in Employee Receivable	0	4,349	0
	Increase (Decrease) in Accounts Payable	589	14,666	102,203
	(Increase) Decrease in Prepaid Expenses			(8,000)
	(Increase) Decrease in Due from Affiliate	33,017	4,245	(1,878)
	(Increase) Decrease in Deposits	0	1,151	0
	Increase(Decrease) in amortization of intangibles	0	0	16,667
	Increase (Decrease) in Accrued Expenses	(115,092)	105,947	143,219
	(Increase)Decrease on gain realized on cancellation
	of stock	0	0	(94,937)
	Increase(Decrease) in Loss on Impairment
	of Intangible Assets	0	0	683,333

	Net Cash Provided Used in Operating Activities	(1,287,999)	(1,010,294)	(4,076,961)

INVESTING ACTIVITIES
	Purchase/Sale of Equipment
		0	0	(22,884)
	Net cash Provided by (Used in) Investing Activities	0	0	(22,884)

FINANCING ACTIVITIES
	(Increase) Decrease in Goodwill from acquisition	0	405,000	0
	Noncash Loss on derecognition of assets	0	4,840	4,840
	Expenses incurred resulting from issuance of stock for
	less than par	420,369	56,344	476,712
	(increase) Decrease in gain on issuance of stock for more than fair value	(6,000)	0	(6,000)
	Increase (Decrease) in loss on issuance of stock for less than fair value	522,994	0	522,994
	Increase (Decrease) in Common stock issued for cash	0	64,300	431,900
	(Increase) Decrease in Intangible Assets (net)	0	0	(2,299)
	Increase (Decrease) in Common stock issued
	for expenses	4,420	231,411	340,654
	Increase (Decrease) in Due to Other	0	0	8,000
	Increase (Decrease) in Notes Payable	249,055	86,032	1,459,440
	Increase (Decrease) in Contributed Capital	0	0	274,161
	Increase(Decrease) in penalties attributable to Convertible Debt	0	63,000
	Increase (Decrease) in Additional paid in Capital	92,400	97,303	629,970
	Net Cash Provided by Financing Activities	1,283,238	1,008,230	4,140,372
DISCONTINUED OPERATION
	Profit(Loss) from discontinued operations	(3,753)	(34,554)	(39,431)
	Net Increase in Cash	(8,514)	(36,618)	1,096

	Cash at Beginning of Period	9,610	42,737	0

	Cash at End of Period	1,096	6,119	1,096

Supplemental Disclosure of Noncash investing and financing activities:

Stock issued in payment of Debt		$238,656	$101,500	$1,125,382
Stock issued in Acquisition of McDonald Animal Hospital				$210,000
Stock issued pursuant to Titterington Agreement				$700,000

The accompanying Notes are an integral part
of these Financial Statements

Entest BioMedical, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

As of May 31, 2014

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

E. PROPERTY AND EQUIPMENT

As of May 31, 2014 Property and Equipment consists of $1,919 of Computer equipment. No depreciation expense has been recorded with regards to this equipment as it has yet to be put into service

F. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s financial instruments as of May 31, 2014 consisted of $ 384,043 of Notes Payable, $8,000 due to TheraCyte, Inc. and $1,878 due from an affiliate. The fair value of all of the Company’s financial instruments as of May 31, 2014 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

The Company has determined that there are no Level 1 or Level 2 inputs for determining the fair value of the Company’s financial instruments. Fair value was determined by the Company utilizing its own assumptions and estimation. There were no transfers between levels for the period presented.

G. INCOME TAXES

The Company accounts for income taxes using the liability method prescribed by ASC 740, “ Income Taxes. ” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of May 31, 2014 and August 31, 2013 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

NOTE 5.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $6,223,975 during the period from August 22, 2008 (inception) through May 31, 2014. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds primarily by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 6.  NOTES PAYABLE

As of May 31, 2014

Notes Payable:

The Sherman Family Trust (10% Interest)	$26,700
The Sherman Family Trust (No interest)	$200,000
Officer Loans (Note 7)	$99,343
Total	$384,043

Convertible Notes Payable

No Convertible Notes payable outstanding as of May 31, 2014

As of August 31, 2013

Notes Payable:

Bio Technology Partners Business Trust	$13,550
The Sherman Family Trust (10% Interest)	$98,200
Officer Loans (Note 6)	$117,588
Venture Bridge Advisors	$37,606
Southridge Partners II LLP	$5,700
Total	$272,644

Convertible Notes Payable

8% Convertible Notes Payable, $101,000

Bio Technology Partners Business Trust has provided a line of credit to the Company in the amount of $200,000 or so much thereof as may be disbursed to, or for the benefit of the Company by Lender in Lender's sole and absolute discretion.   The unpaid principal of this line of credit bears simple interest at the rate of ten percent per annum. Interest is calculated based on the principal balance as may be adjusted from time to time to reflect additional advances or payments made hereunder. Principal balance and accrued interest shall become due and payable in whole or in part at the demand of the Lender. The Sherman Family Trust (10% Interest) has provided a line of credit to the Company in the amount of $700,000 or so much thereof as may be disbursed to, or for the benefit of the Company by Lender in Lender's sole and absolute discretion. The unpaid principal of this line of credit bears simple interest at the rate of ten percent per annum. Interest is calculated based on the principal balance as may be adjusted from time to time to reflect additional advances or payments made hereunder. Principal balance and accrued interest shall become due and payable in whole or in part at the demand of the Lender. $200,000 due to The Sherman Family Trust (0% Interest) is due and payable in whole or in part at the option of the Holder and bears no interest.

NOTE 7.  RELATED PARTY TRANSACTIONS

As of May 31, 2014 the Company remains indebted to David R. Koos in the principal amount of $99,343  due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum

As of May 31 , 2014 Bio-Matrix Scientific Group, Inc. (“BMSN”) , a major shareholder of the Company, is indebted to the Company in the amount of $1,878. This amount is non interest bearing and is due at the demand of the Company.

The Company allows BMSN and its affiliates ( entities under common control with the Company) to share office space with the Company at 4700 Spring Street, Suite 304, La Mesa California, 91941free of charge.

NOTE 8.  INCOME TAXES

As of May 31, 2014
Deferred tax assets:
Net operating tax carry forwards	$2,120,791
Other	-0-

Gross deferred tax assets	2,120,791
Valuation allowance	(2,120,791)
Net deferred tax assets	$-0-

As of  May 31, 2014  the Company has a Deferred Tax Asset of $2,120,791 completely attributable to net operating loss carry forwards of approximately $6,237,622  (which expire 20 years from the date the loss was incurred) consisting of:

(a) $ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and

(b) $ 6,223,975 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

On May 24, 2012, a Complaint (“Complaint”) was filed in the U.S. Bankruptcy Court for the District of Oregon against the Company by Titterington Veterinary Services Inc. (“TVS”). The Complaint is an adversary proceeding filed by TVS arising from TVS’s bankruptcy case currently pending in U.S. Bankruptcy Court for the District of Oregon. The Complaint alleges Breach of Contract resulting from the Company’s alleged failure to pay certain expenses the Company was required to pay pursuant to an agreement with TVS, Dr. Ronald Titterington, DVM and Dr. Kathy Snell, DVM (“TVS Agreement”). TVS is seeking a judgment and money award against the Company in an amount to be proven at trial which TVS estimates in the Complaint to be up to $50,000. TVS is also seeking a judgment and order against the Company to provide an accounting of all revenues received by the Company pursuant to the TVS Agreement, all expenses paid, unpaid, and due and owing  pursuant to the TVS Agreement as well as a revenue share which TVS claims is due them pursuant to the TVS Agreement. TVS is also seeking a judgment requiring the Company to turn over a sum of money equal to expenses the Company was obligated to pay pursuant to the TVS Agreement. TVS is also seeking attorney’s fees and expenses.  The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter. At this time, it is not possible to predict the ultimate outcome of these matters and an outcome unfavorable to the Company may have a material adverse effect on the Company. On September 19, 2012 the Plaintiff’s Claim for Relief for turnover and an accounting under 11 U.S.C. § 542 and the Plaintiff's Claim for Relief for attorney fees were dismissed with prejudice and , as per the claim of breach of contract, the proceeding was transferred to the United States Bankruptcy Court for the District of Southern California for all further proceedings. This Complaint was dismissed in its entirety on June 30, 2014.

.

There were no other legal proceedings against the Company with respect to matters arising in the ordinary course of business. The Company is not involved in any other litigation either as plaintiffs or defendants, and has no knowledge of any threatened or pending litigation against the Company.

NOTE 13. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2014:

Common Stock:

$0.0001 par value, 2,000,000,000 shares authorized and 1,998,070,752 shares issued and outstanding as of May 31, 2014.

Preferred Stock:

$0.0001 par value 5,000,000 shares authorized of which

(a)	100,000 are authorized as Series AA Preferred Stock of which 100,000 shares are issued and outstanding as of May 31, 2014 and

(b)	4,400,000 are authorized as Series B Preferred Stock of which 4,201,397 shares are issued and outstanding as of May 31, 2014.

(c) 300,000  are authorized as Series AAA Preferred Stock of which 80,000 shares are issued and outstanding  as of  May 31, 2014

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

200,000 shares authorized of which 0 shares are issued and outstanding as of May 31, 2014 .

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

During the quarter ended May 31, 2014:

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

On March 28, 2014 the Company issued 155,000,000 shares of the Company’s Common Stock in satisfaction of $15,500 of principal indebtedness

On April 22, 2014 the Company issued 170,000,000 shares of the Company’s Common Stock in satisfaction of $17,000 of principal indebtedness

On May 16, 2014 the Company issued 125,000,000 shares of the Company’s Common Stock in satisfaction of $12,500 of principal indebtedness.

On May 22, 2014 the Company issued 80,000 shares of Series AAA Preferred Stock to David R. Koos, the Company’s Chairman, President and CEO as consideration for $10,000 of salary accrued and unpaid owed to David R. Koos by the Company.

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

Material Changes in Financial Condition

As of May 31, 2014, we had Cash on Hand of $1,096 and as of August 31, 2013 we had Cash on Hand of $9,610.

The decrease in Cash on Hand of approximately 89 %  is primarily attributable to expenses  incurred by the Company in the operation of its business and the reversal of $3,753 of credit card purchase revenues previously recognized by the Company’s discontinued subsidiary the McDonald Animal Hospital.

 As of May 31, 2014, we had Amounts Due from Affiliate of $1,878 and as of August 31, 2013 we had Amounts Due from Affiliate of $34,895.

The decrease in Amounts Due from Affiliate of approximately 94% is attributable to payments made to or on behalf of the Company by Bio matrix Scientific Group Inc. and/ or its affiliate Regen Biopharma, Inc.

As of May 31, 2014 we had Intangible Assets of $0 and as of August 31, 2013 we had Intangible Assets of $270.

The decrease in Intangible Assets of approximately 100% is primarily attributable to the recognition of amortization expense.

As of May 31, 2014 we had Notes Payable of $384,443 and as of August 31, 2013 we had Notes Payable of $272,644.

The increase in Notes Payable of approximately 41% is primarily attributable to:

(a)	The reclassification of $200,000 of accrued salaries to Notes Payable during the quarter ended February 28, 2014
(b)	Net borrowings from lenders of $54,755 during the nine months ended May 31, 2014

Offset by:

(a)	Forgiveness by the lender of $5,750 of principal debt during the quarter ended November 20, 2013
(b)	Satisfaction of $137,656 of principal indebtedness through the issuance of equity securities during the none months ended May 31, 2014

As of May 31, 2014 we had Convertible Notes Payable of $0 and as of August 31, 2013 we had Notes Payable of $101,000.

The decrease in Convertible Notes Payable of 100% is attributable to conversions into the common shares of the Company.

As of May 31, 2014 we had Accrued Expenses of $143,221 and as of August 31, 2013 we had Accrued Expenses of $258,313.

The decrease in Accrued Expenses of approximately 44% is primarily attributable to:

(a)	The reclassification of $200,000 of accrued salaries to Notes Payable during the quarter ended February 28, 2014
(b)	The satisfaction of $11,000 of accrued salaries through the issuance of equity securities during the six months ended February 28,2014

Offset by accrual of salary due and payable to David Koos of $90,000 during the nine months ended May 31, 2014 as well as additional accruals of interest during the nine months ended May 31, 2014

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the three months ended May 31, 2014 and -0- for the three months ended May 31, 2013.  Net Losses from continuing operations were $545,415 for the three months ended May 31, 2014 and $403,108 for the same period ended 2013.

The increase in Net Losses from continuing operations of approximately 38% is primarily attributable to recognition of expenses related to the issuance of shares below fair value during the three months ended May 31, 2014.

Revenues from continuing operations were $0 for the nine months ended May 31, 2014 and -0- for the nine months ended May 31, 2013.  Net Losses from continuing operations were $ 1,227,783 for the nine months ended May 31, 2014 and $ 1,248,269 for the same period ended 2013

The decrease in Net Losses from continuing operations of approximately 2% is primarily attributable to

(a)	Recognition of $366, 738 of net losses attributable to the divestiture of the McDonald Animal Hospital during the quarter ended November 30, 2012
(b)	Recognition of $140,307 of interest expense attributable to amortization of Beneficial Conversion Feature recognized during the nine months ended May 31, 2013

(c)	$32,911 of expenses incurred during the six months ended February 28, 2013 resulting from common shares issued pursuant to contractual obligations contained in certain convertible notes outstanding.

Liquidity and Capital Resources

As of  May 31, 2014 we had $1,096  cash on hand and current liabilities of $673,468 such liabilities consisting of Accounts Payable, Notes Payable, Amounts due to Affiliates and Others and Accrued Expenses.

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

During the quarter ended May 31, 2014 the Company incurred net cash borrowings of $18,495.

We were not party to any material commitments for capital expenditures as of the end of the quarter ended May 31, 2014.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on March 1, 2014 and ending on May 31, 2014, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 24, 2012, a Complaint (“Complaint”) was filed in the U.S. Bankruptcy Court for the District of Oregon against the Company by Titterington Veterinary Services Inc. (“TVS”). The Complaint is an adversary proceeding filed by TVS arising from TVS’s bankruptcy case currently pending in U.S. Bankruptcy Court for the District of Oregon. The Complaint alleges Breach of Contract resulting from the Company’s alleged failure to pay certain expenses the Company was required to pay pursuant to an agreement with TVS, Dr. Ronald Titterington, DVM and Dr. Kathy Snell, DVM (“TVS Agreement”). TVS is seeking a judgment and money award against the Company in an amount to be proven at trial which TVS estimates in the Complaint to be up to $50,000. TVS is also seeking a judgment and order against the Company to provide an accounting of all revenues received by the Company pursuant to the TVS Agreement, all expenses paid, unpaid, and due and owing pursuant to the TVS Agreement as well as a revenue share which TVS claims is due them pursuant to the TVS Agreement. TVS is also seeking a judgment requiring the Company to turn over a sum of money equal to expenses the Company was obligated to pay pursuant to the TVS Agreement. TVS is also seeking attorney’s fees and expenses. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter. At this time, it is not possible to predict the ultimate outcome of these matters and an outcome unfavorable to the Company may have a material adverse effect on the Company. On September 19, 2012 the Plaintiff’s Claim for Relief for turnover and an accounting under 11 U.S.C. § 542 and the Plaintiff's Claim for Relief for attorney fees were dismissed with prejudice and , as per the claim of breach of contract, the proceeding was transferred to the United States Bankruptcy Court for the District of Southern California for all further proceedings. This Complaint was dismissed in its entirety on June 30, 2014.

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

 On April 22, 2014 the Company issued 170,000,000 shares of the Company’s Common Stock ( Shares) in satisfaction of $17,000 of principal indebtedness

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

On May 16, 2014 the Company issued 125,000,000 shares of the Company’s Common Stock (“Shares”) in satisfaction of $12,500 of principal indebtedness.

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

On May 22, 2014 the Company issued 80,000 shares of Series AAA Preferred Stock (“Shares”) to David R. Koos, the Company’s Chairman, President and CEO as consideration for $10,000 of salary accrued and unpaid owed to David R. Koos by the Company.

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

Date: July 3, 2014	Entest BioMedical, Inc.
a Nevada corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer