Form 10-K
period 2014-08-31
ENTEST BIOMEDICAL, INC.
filed 2014-11-26
CIK 1449447

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending August 31, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission file number: 333-154989

ENTEST BIOMEDICAL, INC.

(Name of small business issuer in its charter)

Nevada	26-3431263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [X]    No  [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $ 966,456

As of November 21, 2014 Entest BioMedical, Inc. had 2,405,570, 642 common shares outstanding, 4, 201,397 Series B Preferred shares outstanding , 100,000 Series AA preferred shares outstanding and 80,000 Series AAA preferred shares outstanding.

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

ImenVax ™  II

Also in early stage development by the Company is a version of ImenVax ™  called ImenVax ™  II which utilizes cell lines for sustained release of immunologically relevant cytokines for maximum anti-tumor immune responses. It is believed by the Company that this controlled release of cytokines will act as an adjuvant to be combined with patient’s tumor cells (antigens) within an implantable membrane encapsulation device.

ImenVax ™  II is designed to function in a manner similar to ImenVax™ I. However, In order to further potentiate the tumor antigen specific immune responses, the Company intends to include adjuvant cytokine(s) along with tumor cells into the implantation device.   The adjuvants can be added through cytokine expressing cell line. The implantation device to be utilized for administering ImenVax ™  II is expected to be substantially similar to that utilized in administering ImenVax™ I.

ImenVax ™  III

ImenVax III is intended to function by harnessing the ability of placental extracts to combat canine cancers. ImenVax™III is intended to treat existing tumors through stimulation of immune responses to:

a) kill tumor cells directly;

b) indirectly kill tumor cells by cutting off the tumor blood supply; and

c) block the ability of the tumor to suppress the immune system.

Xenogeneic (from different species) antigen induced immunity has been shown to break self tolerance and capable of engendering immune responses against the endogenous counterpart self - antigen. The use of xenogeneic placental derived agents such as VEGF (vascular endothelial growth factor) has demonstrated regression of soft tissue sarcomas in dogs (Kamstock D, Elmslie R, Thamm D, Dow S. 2007. Evaluation of a xenogeneic VEGF vaccine in dogs with soft tissue sarcoma. 56(8): 1299 - 309).

ImenVax ™  III is intended to be an off the shelf formulation, manufactured under GMP, which shall harness the power of trophoblasts (cells forming the outer layer of a blastocyst, which provide nutrients to the embryo and develop into a large part of the placenta) derived  from human placental tissue to combat canine cancers . No tissue processing is required for the administration of the ImenVax ™  III therapy as opposed to I and II as no cellular material from the patient is utilized.

ENT-576 ™

ENT-576 ™  is a proprietary therapy being developed by the Company for the treatment of Chronic Obstructive Pulmonary Disease (COPD) such therapy comprising of:

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

As of November 21, 2014 there have been 8 canine patients treated through the Pilot Study.

Competitive business conditions and Entest's competitive position in the industry and methods of competition

We have yet to achieve revenues or profits. The animal health pharmaceutical and biologics industries in which we intend to compete are highly competitive and characterized by rapid technological advancement. Many of our competitors have greater resources than we do. Also, The companion animal healthcare industry (e.g. veterinary hospitals and veterinarians) although highly fragmented is also highly competitive.

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

Dr. Koos serves as a member of the Advisory Board pursuant to an agreement by and between the Company and Bio-Matrix Scientific Group, Inc. entered into on June 19, 2009 whereby the Bio Matrix Scientific Group, Inc assigned its rights to the services of Dr. Koos to the Company for consideration to bio matrix Scientific Group of $10,000. Those rights included the services of Dr. Koos as a member of the Company’s Advisory Board for a period ending April 8, 2014. Dr. Koos serves as a member of the Advisory Board at will and at the pleasure of the Board of Directors of the Company. There is no binding agreement by and between the Company and Dr. Koos regarding membership on the Advisory Board.

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

Dr. Phillips agreed on January 6, 2011 to serve as a member of the Advisory Board for a period of 24 months. In connection with that agreement, Dr. Phillips received 10,000 common shares of the Company. Dr. Phillips serves as a member of the Advisory Board at will and at the pleasure of the Board of Directors of the Company. There is no binding agreement by and between the Company and Dr. Phillips regarding membership on the Advisory Board.

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

Amount spent during the last fiscal year on research and development activities

During the fiscal year ended August 31, 2014 we expended $0 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local);

Entest has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of November 21, 2014, Entest has 1 employee of which 1 is full time.

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

The Company’s authorized capital stock consists of 6,000,000,000 shares of common stock with a par value $0.0001, and 5,000,000 shares of preferred stock with a par value $0.0001 per share (of which 100,000 are designated as Series AA Preferred Stock, 4,400,000 are designated as Series B Preferred Stock and 300,000 are designated as Series AAA Preferred Stock) and 200,000 shares authorized of Non Voting Convertible Preferred Stock, par value $1.00   As of November 21, 2014 the Company had 2,405,570, 642 common shares outstanding, 3, 201,397 Series B Preferred shares outstanding , 100,000 Series AA preferred shares outstanding and 80,000 Series AAA preferred shares outstanding .

(a) Our common stock is traded on the OTC Pink Tier of OTC Markets under the symbol "ENTB”.  Below is the range of high and low bid information for our common equity for each quarter within the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

September 1, 2013 to August 31, 2014	High	Low
First Quarter	$0.0014	$0.0002
Second Quarter	0.0009	0.0003
Third Quarter	0.0016	0.0004
Fourth Quarter	$0.0007	$0.0003

September 1, 2012 to August 31, 2013	High	Low
First Quarter	$0.0053	$0.0007
Second Quarter	0.0073	0.0005
Third Quarter	0.0064	0.0016
Fourth Quarter	$0.0012	$0.0030

Holders

As of August 31, 2014 there were approximately 341 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending August 31, 2014. We do not expect to declare cash dividends in the immediate future.

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

On August 7, 2014 the Company issued 195,000,000 shares of the Company’s Common Stock(“Shares”) in satisfaction of $19,500 of principal indebtedness.

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

On August 11, 2014 the Company issued 12,500,000 shares of the Company’s Common Stock (“Shares”) as compensation to an employee.

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

On October 22, 2014 the Company issued 200,000,000 shares of the Company’s Common Stock(“Shares”) in satisfaction of $20,000 of principal indebtedness.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of August 31, 2014, we had Cash in the amount of $734 and as of August 31, 2013 we had Cash in the amount of $9,610.

The decrease in Cash of approximately 92% is attributable to attributable to expenses incurred by the Company in the operation of its business and payment of its obligations partially offset by funds received by the Company as a result of net borrowings.

As of August 31, 2014 we had Due from an Affiliate of $0 and as of August 31, 2013 we had Due from an Affiliate of $34,895.

The decrease in Due from an Affiliate of approximately 100% is attributable to the payment of $34,895 to the Company by Bio Matrix Scientific Group, Inc during the year ended August 31, 2014.

 As of August 31, 2014 we had Intangible Assets of $0 and as of August 31, 2013 we had Intangible Assets of $270.

The decrease in Intangible Assets of approximately 100% is attributable to amortization expenses recognized during the year ended August 31, 2014.

As of August 31, 2014 we had Accounts Payable of $115,849 and as of August 31, 2013 we had Accounts Payable of $101,615.

The increase in Accounts Payable of approximately 14% is primarily attributable to increases in outstanding obligations of the Company incurred in the course of business.

As of August 31, 2014 we had Notes Payable of $383, 440 and as of August 31, 2013 we had Notes Payable of $272,644

The increase in Notes Payable of approximately 40% is primarily attributable to :

(a)	Net Borrowings during the year ended August 31, 2014 of $5,230 from David Koos, the Company’s CEO

  (b) Borrowings during the year ended August 31, 2014 of $10,422 from Regen Biopharma, Inc., a company of which David Koos is CEO and Chairman of the Board of Directors

(c)	Borrowings during the during the year ended August 31, 2014 from third party lenders of $75,000

 (d) The reclassification of $200,000 of accrued salaries to Notes Payable during the quarter ended February 28, 2014

Offset by:

(a)	Satisfaction of $128,606 of principal debt owed to third party lenders through the issuance of equity securities of the Company during the year ended August 31, 2014
(b)	Satisfaction of $15,000 of principal debt owed to David Koos through the issuance of equity securities of the Company during the year ended August 31, 2014
(c)	Forgiveness by the lender of $5,750 of principal debt during the quarter ended November 20, 2013

As of August 31, 2014 we had Convertible Notes Payable, Net of Discount of $0 and as of August 31, 2013 we had Convertible Notes Payable, Net of Discount of $101,000

The decrease in Convertible Notes Payable, Net of Discount of approximately 100% is primarily attributable to conversions of principal amounts of convertible indebtedness into the common shares of the Company.

As of August 31, 2014 we had Accrued Expenses of $182,549 and as of August 31, 2013 we had Accrued Expenses of $258,313.

The decrease in Accrued Expenses of approximately 29%  is primarily attributable to:

(a)	The reclassification of $200,000 of accrued salaries to Notes Payable during the quarter ended February 28, 2014
(b)	The satisfaction of $11,000 of accrued salaries through the issuance of equity securities during the six months ended February 28,2014

Offset primarily by accrual of salary due and payable to David Koos of $120,000 during the twelve months ended August 31, 2014, accrual of salary due to an employee of $3,709 during the twelve months ended August 31, 2014 as well as additional accruals of interest and payroll tax payable during the twelve months ended August 31, 2014.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the fiscal year ended August 31, 2014 and $0 for the fiscal year ended August 31, 2013 .. Net losses from continuing operations were$1,416,943 for the fiscal year ended August 31, 2014 and $1,293,583 for the fiscal year ended August 31, 2013.

The increase in Net Losses from continuing operations of approximately 9% is primarily attributable to the recognition by the Company of $600,994 of losses attributable to issuance of stock below fair value, an increase of approximately 646% of expenses attributable to issuance of common stock below par value, a decrease in other income recognized of 91% when compared to the year ended August 31, 2013 and the recognition of $61,168 during the year ended August 31, 2013 attributable to a Gain on Derecognition of Liabilities due to the Divestiture of the McDonald Animal Hospital offset primarily by:

(1)	Lower Rental , General and Administrative , Interest, and Consulting expenses recognized in the year ended August 31, 2014 when compared to the same period ended 2013
(2)	Recognition of a $22,906 one time loss on assets disposed of in the disposition of the McDonald Animal Hospital during the quarter ended November 30, 2012.
(3)	Recognition of a Goodwill impairment charge of $405,000 attributable to the disposition as of November 30, 2012 of certain assets related to the McDonald Animal Hospital
(4)	$140,307 of interest attributable to amortization of Beneficial Conversion Features recognized during the year ended August 31, 2013
(5)	Gain on issuance of stock for greater than fair value of $6,000 recognized during the year ended August 31, 2014
(6)	Penalties of $63,000 incurred pursuant to terms and conditions of Convertible Debentures recognized during the year ended August 31, 2013

As of August 31, 2014 we had $734 cash on hand and current liabilities of $689,838 such liabilities consisting of Accounts Payable, Notes Payable, Amounts due to Others and Accrued Expenses.

We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

As of November 21, 2014 we are not party to any binding agreements which would commit Entest to any material capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

SEALE AND BEERS, CPAs

PCAOB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Entest Biomedical Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Entest Biomedical, Inc. (A Development Stage Company) as of August 31, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2014 and since inception on August 22, 2008 through August 31, 2014. Entest Biomedical, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entest Biomedical, Inc. (A Development Stage Company) as of August 31, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2014 and since inception on August 22, 2008 through August 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has no revenues, has negative working capital at August 31, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale & Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

November 21, 2014

8250 W. Charleston Blvd., Suite 100, Las Vegas, NV 89117 Phone: (888)727-8251 Fax: (888)782-2351

ENTEST BIOMEDICAL, INC.
( A Development Stage Company)
Consolidated Balance Sheet

	As of	As of
	August 31, 2014	August 31, 2013

ASSETS
Current Assets
Cash	734	9,610
Due from Affiliate	0	34,895
Current Portion of Prepaid Expenses	8,000	8,000
Total Current Assets	8,734	52,505

Property & Equipment (Net of Accumulated Depreciation)	1,919	1,919
Intangible Assets (Net of Accumulated Amortization)	0	270

TOTAL ASSETS	10,653	54,694

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	115,849	101,615
Notes Payable	383,440	272,644
Convertible notes payable, net of discount		101,000
Due to Other	8,000	8,000
Accrued Expenses	182,549	258,313
Total Current Liabilities	687,838	741,572

TOTAL LIABILITIES	687,838	741,572

STOCKHOLDERS' EQUITY
Common Stock, authorized 6,000,000,000 shares;
issued and outstanding 561,856,768 (par value $0.001) shares and 2,205,570,752(par value $0.0001)
as of August 31, 2013 and 2014 respectively	219,657	561,855
Preferred Stock ,par value $0.0001 5,000,000 shares authorized,
0 shares issued and outstanding as of August 31,2013 and August 31, 2014
Series AA Preferred Stock, 100,000 shares authorized,
5,000 shares, par value $0.001, issued and outstanding at August 31, 2013 and
and 100,000 shares (par value $0.0001) as of August 31, 2014	10	5
Series B Preferred	421	3,201
4,400,000 shares authorized, 3,201,397 ( par value $0.001)
issued and outstanding as of August 31, 2013 and 4,201, 397 (par value $0.0001)
issued and outstanding as of August 31, 2014
Series AAA Preferred, 300,000 shares authorized, $0.0001 par value	8	0
0 and 80,000 shares outstanding as of August 31, 2013 and August 31, 2014 respectively
NonVoting Convertible Preferred	0	24,775
($1 par value) 200,000 shares authorized, 24,775 and 0
issued and outstanding as of August 31, 2013 and 2014,respectively
Additional Paid in Capital	5,239,692	3,441,563
Contributed Capital	274,162	274,162
Accumulated Deficit	(6,413,135)	(4,992,439)

Total Stockholders' Equity	(679,185)	(686,878)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	10,653	54,694

The Accompanying Notes are an Integral Part of these Financial Statements.

ENTEST BIOMEDICAL INC.
( A Development Stage Company)
Consolidated Statement of Operations
	Year ended	Year ended	Inception to
	August 31, 2014	August 31, 2013	August 31 2014

TOTAL REVENUE	0	0	0

COSTS AND EXPENSES
Research and Development	0	0	145,794
Rent Costs	38,517	37,032	247,477
General and Administrative	265,566	514,310	2,233,043
Incorporation Costs			408
Consultant's Expenses	76,032	111,655	926,098
Miscellaneous Expenses			78
Total Costs and Expenses	380,115	662,887	3,552,898

OPERATING LOSS	(380,115)	(662,997)	(3,552,898)

OTHER INCOME AND EXPENSE
Other Income	5,700	70,475	171,223
Gain on issuance of stock at above fair value	6,000		6,000
Penalties on Convertible Debentures		(63,000)	(63,000)
Loss on derecognition of assets due to divestiture		(22,906)	(22,906)
Loss on issuance of stock below fair value	(600,994)		(600,994)
Loss on Early Extinguishment of Debt			(18,647)
Income generated from revenue			187,699
Share Agreement
Expenses incurred from Revenue
Share Agreement			(145,362)
Loss on Impairment of intangible			(683,333)
assets
Interest Expense	(27,165)	(41,762)	(129,806)
Interest Expense attributable to
amortization of discount		(140,307)	(537,215)
Loss on Impairment of Goodwill		(405,000)	(405,000)
Gain on derecognition of Liabilities due to
Divestiture		61,168	61,168
Expense attributable to issuance of common shares
below par value	(420,369)	(56,343)	(476,712)
Expense attributable to issuance
of shares pursuant to contractual
obligation		(32,911)	(56,779)
Expense attributable to issuance of
Non Voting Convertible Preferred
Shares in connection with Stock
Purchase Agreement			(75,000)
TOTAL OTHER INCOME AND EXPENSE	(1,036,828)	(630,586)	(2,788,664)

LOSS BEFORE INCOME TAXES	(1,416,943)	(1,293,583)	(6,341,562)
income Taxes	0	0	0

NET LOSS	(1,416,943)	(1,293,583)	(6,341,562)
Beneficial conversion feature
attributable to issuance of NonVoting
Preferred Stock			(32,142)

NET LOSS from continuing
Operations	(1,416,943)	(1,293,583)	(6,373,704)

Net Income (Loss) from discontinued operations	(3,753)	(34,554)	(39,431)

NET LOSS available to common shareholders	(1,420,696)	(1,328,137)	(6,413,135)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE FROM CONTINUING OPERATIONS	(0.001)	(0.003)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	(0.000)	0.000

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	1,470,725,875.0	458,310,240

The Accompanying Notes are an Integral Part of these Financial Statements.

Entest BioMedical, Inc.
Consolidated Statement of Stockholders' Equity
From inception to August 31, 2014

	Common		Series AA Preferred		Series AAA Preferred		Series B Preferred		Non Voting Convertible Preferred		Additional Paid-in	Contributed	Accumulated Deficit during the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Total
Beginning balances Aug. 22, 2008	-	-									-	-	0	0
Shares issued to parent August 23, 2008	1,500	408												408
Net Loss August 22, 2008
through August 31, 2008													(408)	(408)

Balances August 31, 2008	1,500	408									-	-	(408)	0
Recapitalization in connection with
reverse acquisition July 10, 2009	(1,500)	(408)									408	0		0
	10,000,000	10,000									(10,000)	0		0
Common Shares issued in Reverse
Acquisition July 10, 2009	4,000,000	4,000									(4,000)	0		0
Increases in Contributed Capital	-	-									-	485		485
Common Shares issued for Cash August 3, 2009	1,000,000	1,000									99,000	0		100,000
Restricted Stock Award issued to
employee August 3, 2009	2,000,000	2,000									(2,000)	0		0
Restricted Stock Award
compensation expense for the
year ended August 31, 2009	-	-									24,725	0		24,725
Common Stock issued to
consultant August 31, 2009	50,000	50									199,950	0		200,000
Net Loss year ended Aug. 31, 2009													(245,515)	(245,515)
Balance August 31 2009	17,050,000	17,050									308,083	485	(245,923)	79,695
Common Shares issued for Cash September 10,2009	500,000	500									49,500	-	-	50,000
Restricted Stock Award
compensation expense for the
3 months ended Nov. 30, 2009	-	-									98,916	-	-	98,916
Common Stock as Compensation October 5, 2009	3,040	3									4,557	-	-	4,560
Increases in Contributed Capital	-	-									-	4,263	-	4,263
Restricted Stock Award
compensation expense for the
3 months ended February 28, 2010	-	-									76,359	-	-	76,359
Increases in Contributed Capital	-	-									-	10,356	-	10,356
Net Loss year ended Aug. 31, 2010	-	-									-	-	(544,891)	(544,891)
Balance August 31 2010	17,553,040	17,553									537,415	15104	(790,814)	(220,742)
Common Shares issued for Cash October 2 , 2010	2,000,000	2,000									98,000	-	-	100,000
Common Shares issued for Cash January 6 2011	200,000	200									99,800			100,000
Common Shares issued for cash january 4 2011	17,600	17									17,583			17,600
Common Shares issued for Debt January 3, 2011	38,712	37									39,952	-	-	39,989
Common Shares issued for Debt April 4, 2011	600,000	600									250,578			251,178
Common Shares issued for Debt August 29 2011	143,000	143									49,857			50,000

Common Shares issued to Consultants 11/ 16/ 2010	45,000	45									53,055	-	-	53,100
Common Shares issued to Consultants 11/ 30/ 2010	10,000	10									9,290			9,300
Common Shares issued to Consultants 2/4/2011	10,000	10									41,990			42,000
Common Shares issued to Consultants 1/4/2011	9,383	9									17,632			17,641
Common Stock issued to employees January 3, 2011	38,000	38									71,402	-	-	71,440
Common Stock issued to employees January 14, 2011	102,766	103									193,097			193,200
Common Stock issued to employees February4, 2011	5,000	5									20,595			20,600
Common Stock issued to employees march 25, 2011	7,000	7									14,923			14,930
Common Stock issued to employees August 11, 2011	11,000	11									3,218			3,229

Restricted Stock Awards issued to employee 4/ 1 /2011	50,000	50									(50)	-	-	-
Restricted Stock Award Compensation
expense recognized	-	-									10,000	-	-	10,000
Discount on Convertible Debt recognized	-	-									88,998	-	-	88,998
Increases in Contributed capital	-	-									-	259,058	-	259,058
Preferred Stock issued for Accrued compensation June 9, 2011			5,000	5							1,995			2,000
Net Loss Year ended August 31, 2011													(954,398)	(954,398)
Discontinued operations													2,615	2,615
Balance August 31 2011	20,840,501	20,838	5000	5							1,619,330	274162	(1,742,597)	171,738
Common Shares issued for services 10/07/2011	50,474	50									17,950			18,000
Common Shares issued for services 11/22/2011	18,499	18									4,565			4,583
Common Shares issued for services 1/10/2012	27,499	27									8,241			8,268
Common Shares issued for services 2/26/2012	175,528	173									52,225			52,398
Common Shares issued for services 3/14/2012	3,000,000	3,000									85,500			88,500
Common Shares issued for intangible assets 11/11/2011	2,500,000	2,500									697,500			700,000
Discount on Convertible Note Recognized											350,915			350,915
Common Shares issued for debt 11/28/2011	134,983	134									11,866			12,000
Common Shares issued for debt 12/12/2011	258,824	259									10,741			11,000
Common Shares issued for debt 12/19/2011	338,983	339									11,661			12,000
Common Shares issued for debt 1/27/2012	227,963	228									7,272			7,500
Common Shares issued for debt 2/3/2012	528,821	529									14,471			15,000
Common Shares issued for debt 2/16/2012	721,154	721									14,279			15,000
Common Shares issued for debt 3/07/2012	2,322,695	2,323									30,427			32,750
Common Shares issued for debt 3/21/2012	1,162,791	1,163									13,837			15,000
Common Shares issued for debt 3/26/2012	1,411,765	1,412									10,588			12,000
Common Shares issued for debt 3/21/2012	723,404	723									9,477			10,200
Common Shares issued for debt 3/26/2012	1,605,737	1,606									11,044			12,650
Common Shares issued for debt 4/02/2012	886,222	886									3,102			3,988
Common Shares issued for debt 4/03/2012	1,590,909	1,591									5,409			7,000
Common Shares issued for debt 4/02/2012	788,889	789									2,761			3,550
Common Shares issued for debt 4/10/2012	1,944,444	1,944									1,556			3,500
Common Shares issued for debt 4/10/2012	3,611,111	3,611									2,889			6,500
Common Shares issued for debt 4/12/2012	4,722,222	4,722									3,778			8,500
Common Shares issued for debt 4/13/2012	8,250,166	8,250									6,600			14,850
Common Shares issued for debt 4/17/2012	5,000,000	5,000									3,000			8,000
Common Shares issued for debt 4/17/2012	6,250,000	6,250									3,750			10,000
Common Shares issued for debt 4/19/2012	2,724,968	2,725									1,575			4,300
Common Shares issued for debt 4/18/2012	1,250,000	1,250									750			2,000
Common Shares issued for debt 4/24/2012	4,005,787	4,006									2,916			6,922
Common Shares issued for debt 5/01/2012	8,000,000	8,000									4,000			12,000
Common Shares issued for debt 5/03/2012	7,142,857	7,143									2,857			10,000
Common Shares issued for debt 5/07/2012	7,692,308	7,692									2,308			10,000
Common Shares issued for debt 5/09/2012	500,000	500									0			500
Common Shares issued for debt 6/20/2012	1,590,562	1,591									6,330			7,921
Common Shares issued for debt 6/20/2012	15,873,016	15,873									44,127			60,000
Common Shares issued for debt 6/20/2012	1,590,562	1,591									6,330			7,921
Common Shares issued for debt 6/25/2012	1,808,172	1,808									4,819			6,627
Common Shares issued for debt 8/09/2012	10,650,777	10,651									2,602			13,253
Common Shares issued for debt 8/09/2012	5,325,603	5,326									1,301			6,627
Common Shares issued for interest 1/27/2012	51,672	52									1,648			1,700
Common Shares issued for interest 4/10/2012	833,333	833									667			1,500
Common Shares issued for interest 4/18/2012	875,000	875									525			1,400
Common Shares issued for interest 5/09/2012	1,300,000	1,300									0			1,300
Cancellation of Common Shares Issued 1/10/2012	(90,000)	(83)									(86,687)			(86,687)
Restricted Stock Award to employees 4/3/2012	77,000,000	77,000									(77,000)			0
Restricted Stock Award to consultant 4/3/2012	15,000,000	15,000									(15,000)			0
Restricted Stock Award compensation
Expense Recognized											58,491			58,491
Series B Preferred Dividend paid 3/06/2012							3,201,397	3,201			(3,201)			0
Issuance of Non Voting Convertible
Preferred Shares 3/27/2012									75,000	75,000				75,000
Recognition of Beneficial Conversion Feature											32,142			32,142
Non Voting Convertible Preferred Shares
Shares issued pursuant to Contractual Obligations 4/11/2012	1,029,679	1,030									3,192			4,222
Shares issued pursuant to Contractual Obligations 4/11/2012	1,276,996	1,277									3,957			5,234
Shares issued pursuant to Contractual Obligations 4/13/2012	1,101,420	1,101									2,643			3,745
Shares issued pursuant to Contractual Obligations 4/13/2012	1,329,633	1,329									3,190			4,520
Shares issued pursuant to Contractual Obligations 8/02/2012	1,536,998	1,537									4,611			6,148

Cancellation of Restricted Stock Award to Employee	(15,000,000)	(15,000)									6,813			(8,187)
8/6/2012
Net Loss Year ended August 31, 2012													(1,885,824)	(1,885,824)
Beneficial Conversion Feauture Deemed Dividend													(32,142)	(32,142)
Discontinued Operations													(3,739)	(3,739)
Balance August 31 2012	223,492,927	223,493	5,000	5			3,201,397	3,201	75,000	75,000	3,030,642	274,162	(3,664,302)	(57,799)
Common Shares issued for debt 10/22/2012	10,810,811	10,811												10,811
Common Shares issued for debt 10/23/2012	10,897,436	10,897												10,897
Common Shares issued for debt 10/24/2012	10,833,333	10,833												10,833
Common Shares issued for debt 10/25/2012	10,833,333	10,833												10,833
Common Shares issued for debt 10/26/2012	10,833,333	10,833												10,833
Common Shares issued for debt 11/06/2012	4,642,587	4,643												4,643
Common Shares issued for debt 10/09/2012	23,000,000	23,000												23,000
Common Shares issued for debt 10/25/2012	31,346,154	31,346												31,346
Common Shares issued for debt 11/16/2012	36,261,905	36,262												36,262
Common Shares issued for debt 07/08/2012	22,727,273	22,727									2,273			25,000
Common Shares issued for Interest 11/06/2012	3,035,894	3,036												3,036
Common Shares issued for cash 9/4/2012	10,000,000	10,000									8,655			18,655
Common Shares issued for cash 9/10/2012	10,000,000	10,000									8,655			18,655
Common Shares issued for cash 9/17/2012	6,802,465	6,802									5,888			12,690
Common Shares issued for cash 10/02/2012	10,837,849	10,838									3,462			14,300
Common Shares issued for Nonvoting Converible Preferred
Stock 3/13/2013	3,011,583	3,012							(7,800)	(7,800)	4,788			0
Common Shares issued for Nonvoting Converible Preferred
Stock 5/22/2013	17,928,571	17,929							(18,825)	(18,825)	896			0
Common Shares issued for Nonvoting Converible Preferred
Stock 2/15/2013	30,649,531	30,649							(23,600)	(23,600)				7,049
Common Shhares issued as legal settlement 3/12/2013	41,000,000	41,000									155,800			196,800
Discount on Convertible Note recognized											63,000			63,000
Discount on penalty on Convertible Note recognized											34,303			34,303
Restricted Stock Award compensation
Expense Recognized											123,200			123,200
Common Shares issued pursuant to
Contractual Obligations 11/14/2012	26,868,132	26,868												26,868
Common Shares issued pursuant to
Contractual Obligations 12/05/2012	6,043,651	6,043												6,043
Net Loss Year ended August 31, 2013													(1,293,583)	(1,293,583)
Discontinued Operations													(34,554)	(34,554)
Balance August 31 2013	561,856,768	561,855	5,000	5			3,201,397	3,201	24,775	24,775	3,441,563	274,162	(4,992,439)	(686,878)
Common Shares Issued for debt 9/4/2013	27,887,324	27,887												27,887
Common Shares issued for Debt 9/16/2013	28,000,000	28,000												28,000
Common Shares issued for Debt 9/20/2013	20,820,513	20821												20,821
Common Shares issued for Nonvoting Convertible Preferred 9/23/2013	39,325,397	39,325							(24,775)	(24,775)				14,550
Common Shares issued for Debt 9/24/2013	27,948,718	27,949												27,949
Common Shares issued for Debt 9/27/2014	27,948,718	27,949												27,949
Common Shares issued for Debt 9/30/2013	60,000,000	60,000												60,000
Common Shares issued for Debt 10/02/2013	24,848,485	24,848												24,848
Common Shares issued for Debt 10/08/2013	27,727,273	27,727												27,727
Common Shares issued for Debt 10/09/2013	28,000,000	28,000												28,000
Common Shares issued for Debt 10/10/2013	27,777,778	27,778												27,778
Common Shares issued for Debt 10/14/2013	60,000,000	60,000												60,000
Common Shares issued for Debt 10/15/2013	27,777,778	27,778												27,778
Common Shares issued for Debt 10/18/2013	20,652,000	20,652												20,652
Common Shares issued for Debt 10/22/2013	27,500,000	27,500												27,500
Common Shares issued for Debt 10/22/2013	27,500,000	27,500												27,500
Common Shares issued for Debt 10/24/2013	27,500,000	27,500												27,500
Common Shares issued for Debt 11/ 13/2013	60,000,000	60,000												60,000
Preferred Shares issued for Accrued Salaries 1/20/2014			95,000	95							9,905			10,000
Reduction in par value 1/24/2014		(1,038,662)		(90)				(2,880)			1,041,632			0
Preferred Shares issued for Accrued Salaries 1/20/2014							1,000,000	100			900			1,000
Common Shares issued for Debt 1/24/2014	15,000,000	1,500									7,500			9,000
Common Shares issued for debt 1/28/2014	115,000,000	11,500									57500			69,000
Common Shares issued for Debt 3/03/2014	125,000,000	12,500									75,000			87,500
Common Shares issued for Debt 3/13/2014	140,000,000	14,000									84,000			98,000
Common Shares issued for Debt 3/28/2014	155,000,000	15,500									124,000			139,500
Common Shares issued for Debt 4/22/2014	170,000,000	17,000									119,000			136,000
Common Shares issued for Debt 5/16/2014	125,000,000	12,500									62,500			75,000
Preferred Shares issued for Accrued Salaries 5/22/2014					80,000	8					9,992			10,000
Common Shares issued for Debt 8/07/2014	195,000,000	19,500									78,000			97,500
Common shares issued for compensation 8/11/2014	12,500,000	1,250									5,000			6,250
Restricted Stock Expense Recognized											123,200			123,200

Net Loss Year Ended August 31, 2014													(1,416,943)	(1,416,943)
Discontinued Operations													(3,753)	(3,753)
Balance August 31, 2014	2,205,570,752	219,657	100,000	10	80,000	8	4,201,397	421	0	0	5,239,692	274,162	(6,413,135)	(679,185)

The Accompanying Notes are an Integral Part of these Financial Statements.

ENTEST BIOMEDICAL, INC.
( A Development Stage Company)
Consolidated Statement of Cash Flows

		Year Ended	Year Ended	Inception until
		August 31, 2014	August 31, 2013	August 31, 2014

OPERATING ACTIVITIES
Net (loss)		(1,416,943)	(1,293,583)	(6,341,562)
Adjustments	to reconcile net loss to net cash used
by operating	activities:
	Depreciation Expense		2,073	16,125
	Amortization Expense	270	770	2,287
	Stock issued as Compensation to Employees	6,250	99,200	667,530
	Stock issued as Compensation to Consultants		24,000	532,142
	Preferred Stock issued for accrued compensation	21,000		23,000
Change in	operating assets and liabilities:
	(Increase) Decrease in Trade Accounts Receivable		2,268
	(Increase) Decrease in Inventory		10,298
	(Increase) Decrease in Employee Receivable		4,349
	Increase (Decrease) in Accounts Payable	14,234	27,040	115,848
	(Increase)Decrease in Due to Other
	(Increase) Decrease in Prepaid Expenses		5,000	(8,000)
	(Increase) Decrease in Due from Affiliate	34,895	4,245	0
	(Increase) Decrease in Deposits		1,151
	Increase(Decrease) in amortization of intangibles			16,667
	Increase (Decrease) in Accrued Expenses	(75,764)	138,586	182,547
	(Increase)Decrease on gain realized on cancellation
	of stock			(94,937)
	Increase(Decrease) in Loss on Impairment
	of Intangible Assets			683,333

	Net Cash Provided Used in Operating Activities	(1,416,058)	(974,603)	(4,205,020)

INVESTING ACTIVITIES
	Purchase/Sale of Equipment
		0	0	(22,884)
	Net cash Provided by (Used in) Investing Activities	0	0	(22,884)

FINANCING ACTIVITIES
	(Increase) Decrease in Goodwill from acquisition		405000
	Noncash Loss on derecognition of assets		4,840	4,840
	Expenses incurred resulting from issuance of stock for
	less than par	420,369	56,343	476,712
	(increase) Decrease in gain on issuance of stock for more than fair value	(6,000)		(6,000)
	Increase (Decrease) in loss on issuance of stock for less than fair value	600,994		600,994
	Increase (Decrease) in Common stock issued for cash		64,300	431,900
	(Increase) Decrease in Intangible Assets (net)			(2,299)
	Increase (Decrease) in Common stock issued
	for expenses	4,420	231,411	340,654
	Increase (Decrease) in Due to Affiliate			8,000
	Increase (Decrease) in Due to Shareholder
	Increase (Decrease) in Notes Payable	267,952	116,832	1,478,337
	Increase (Decrease) in Contributed Capital			274,161
	Increase(Decrease) in penalties attributable to Convertible Debt
	Increase (Decrease) in Additional paid in Capital	123,200	97,304	660,770
	Net Cash Provided by Financing Activities	1,410,935	976,030	4,268,069
DISCONTINUED OPERATION
	Profit(Loss) from discontinued operations	(3,753)	(34,554)	(39,431)
	Net Increase in Cash	(8,876)	(33,127)	734

	Cash at Beginning of Period	9610	42,737	0

	Cash at End of Period	734	9,610	734

Supplemental Disclosure of Noncash investing and financing activities:

Stock issued in payment of Debt		$258,156	$126,500	$1,144,882
Stock issued in Acquisition of McDonald Animal Hospital				$210,000
Stock issued pursuant to Titterington Agreement				$700,000

The Accompanying Notes are an Integral Part of these Financial Statements.

Entest BioMedical, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

As of August 31, 2014

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

E. PROPERTY AND EQUIPMENT

As of August 31, 2014 Property and Equipment consists of $1,919 of Computer equipment. No depreciation expense has been recorded with regards to this equipment as it has yet to be put into service

F. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s financial instruments as of August 31, 2014 consisted of $ 383,440 of Notes Payable and $8,000 due to TheraCyte, Inc.. The fair value of all of the Company’s financial instruments as of August 31, 2014 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of August 31, 2014 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $6,413,135 during the period from August 22, 2008 (inception) through August 31, 2014. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds primarily by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5.  NOTES PAYABLE

As of August 31, 2014

Notes Payable:

Bio Technology Partners Business Trust	$58,000
The Sherman Family Trust (10% Interest)	$26,700
The Sherman Family Trust (0% Interest)	$180,500
Regen BioPharma Inc. ( See Note 6)	$10,422
David Koos ( See Note 6)	$107,818
Total	$383,440

Convertible Notes Payable

No Convertible Notes payable outstanding as of August 31, 2014

As of August 31, 2013

Notes Payable:

Bio Technology Partners Business Trust	$13,550
The Sherman Family Trust (10% Interest)	$98,200
Officer Loans (Note 6)	$117,588
Venture Bridge Advisors	$37,606
Southridge Partners II LLP	$5,700
Total	$272,644

Convertible Notes Payable

8% Convertible Notes Payable, $101,000

Bio Technology Partners Business Trust has provided a line of credit to the Company in the amount of $200,000 or so much thereof as may be disbursed to, or for the benefit of the Company by Lender in Lender's sole and absolute discretion.   The unpaid principal of this line of credit bears simple interest at the rate of ten percent per annum. Interest is calculated based on the principal balance as may be adjusted from time to time to reflect additional advances or payments made hereunder. Principal balance and accrued interest shall become due and payable in whole or in part at the demand of the Lender. The Sherman Family Trust (10% Interest) has provided a line of credit to the Company in the amount of $700,000 or so much thereof as may be disbursed to, or for the benefit of the Company by Lender in Lender's sole and absolute discretion. The unpaid principal of this line of credit bears simple interest at the rate of ten percent per annum. Interest is calculated based on the principal balance as may be adjusted from time to time to reflect additional advances or payments made hereunder. Principal balance and accrued interest shall become due and payable in whole or in part at the demand of the Lender. $180,500 due to The Sherman Family Trust (0% Interest) is due and payable in whole or in part at the option of the Holder and bears no interest. Amounts due to Regen Biopharma Inc. are due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 6.  RELATED PARTY TRANSACTIONS

As of August 31, 2014 the Company remains indebted to David R. Koos in the principal amount of $107,818  due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

As of August 31, 2014 the Company remains indebted to Regen Biopharma, Inc. in the principal amount of $10,422  due and payable in whole or in part at the demand of Regen Biopharma, Inc and bearing simple interest at a rate of 10% per annum. David Koos, the Company’s Chairman and CEO, is also the Chairman and CEO of Regen of Regen Biopharma, Inc.

 The Company allows Bio Matrix Scientific Group, Inc, (“BMSN”) and its affiliate, Regen Biopharma, Inc. ( entities under common control with the Company) to share office space with the Company at 4700 Spring Street, Suite 304, La Mesa California, 91941 free of charge.

NOTE 7.  INCOME TAXES

As of August 31, 2014
Deferred tax assets:
Net operating tax carry forwards	$2,185,106
Other	-0-

Gross deferred tax assets	2,185,106
Valuation allowance	(2,185,106)
Net deferred tax assets	$-0-

As of  August 31, 2014  the Company has a Deferred Tax Asset of $ 2,185,106 completely attributable to net operating loss carry forwards of approximately $ 6,426,782  (which expire 20 years from the date the loss was incurred) consisting of:

(a) $ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and

(b) $ 6,413,135 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 9.  ACQUISITION OF THE ASSETS OF PET POINTERS, INC.

On January 4, 2011 Entest CA acquired from Pet Pointers, Inc., a California corporation doing business as McDonald Animal Hospital (“Seller”), and Dr. Gregory McDonald DVM (“McDonald”) all the goodwill from McDonald and assets of Seller except cash and accounts receivables used in connection with the operation of a veterinary medical clinic located at 225 S. Milpas Street, Santa Barbara, CA 93103 (the "Business").

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

NOTE 12. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2014:

Common Stock:

$0.0001 par value, 6,000,000,000 shares authorized and 2,205,570,752 shares issued and outstanding as of August 31, 2014.

Preferred Stock:

$0.0001 par value 5,000,000 shares authorized of which

(a)	100,000 are authorized as Series AA Preferred Stock of which 100,000 shares are issued and outstanding as of August 31, 2014 and

(b)	4,400,000 are authorized as Series B Preferred Stock of which 4,201,397 shares are issued and outstanding as of August31, 2014.

(c) 300,000  are authorized as Series AAA Preferred Stock of which 80,000 shares are issued and outstanding  as of  August 31, 2014

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

200,000 shares authorized of which 0 shares are issued and outstanding as of August 31, 2014 .

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

On September 23, 2013 The Company issued 39,325,397 of its common shares in conversion of 24,775 of the Company’s Non Voting Convertible Preferred Stock

On September 24, 2013 The Company issued 27,948,718 of its common shares in satisfaction of $10,900 of convertible notes payable.

On September 27, 2013 The Company issued 27,948,718 of its common shares in satisfaction of $10,900 of convertible notes payable.

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

During the quarter ended August 31, 2014:

On August 7, 2014 the Company issued 195,000,000 shares of the Company’s Common Stock in satisfaction of $19,500 of principal indebtedness.

On August 11, 2014 the Company issued 12,500,000 shares of the Company’s Common Stock as compensation to an employee.

NOTE 14. SUBSEQUENT EVENTS

On October 22, 2014 the Company issued 200,000,000 shares of the Company’s Common Stock in satisfaction of $20,000 of principal indebtedness.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Registrant's most two most recent fiscal years there were no disagreements with Seale and Beers, Certified Public Accountants LLC (“S&B”) , the Company’s independent registered public accounting firm, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to S&B’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Registrant's financial statements.

Item 9A. Controls and Procedure

 a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of August 31, 2014. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and acting CFO. He functions as the Company’s principal executive officer and principal financial officer.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of August 31, 2014 based on the framework in “Internal Control over Financial Reporting – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on its assessment, management believes that, as of August 31, 2014, the Company’s internal control over financial reporting is effective.

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

(c) There have been no changes during the quarter ended August 31, 2014 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

DBA - Finance (December 2003)

Atlantic International University

Ph.D. - Sociology (September 2003)

Atlantic International University

MA - Sociology (June 1983)

University of California - Riverside, California

Five Year Employment History:

Position:	Company Name:	Employment Dates:

Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.*	June 14, 2006 (Chairman) to Present June 19, 2006 (President, CEO and Acting CFO) June 19, 2006 (Secretary) to Present
Chairman , CEO and Acting CFO	Regen Biopharma, Inc.	April 24, 2012 to Present
President	Regen Biopharma, Inc	May 29, 2013 to Present
Chairman, CEO, Secretary & Acting CFO	Frezer Inc.	May 2, 2005 to February 2007
Chairman, CEO & Acting CFO	BMXP Holdings, Inc.	December 6, 2004 to June 2008
Managing Director & President	Cell Source Research Inc.	December 5, 2001 to Present
Managing Director & President	Venture Bridge Inc.	November 21, 2001 to Present
Chairman of the Board of Directors, CFO & Secretary	Cell Bio-Systems Inc. (New York)	July 17, 2003 to December 1, 2003
Registered Representative	Amerivet Securities Inc.**	March 31, 2004 to February 2008

* As of November 25,2014 Bio-Matrix Scientific Group Inc. owned 10,000,000 common shares of the company

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

Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Koos Chairman, President and CEO	From September 1, 2012 to August 31, 2013	$120,000*	0	0	0	0	0	0	0	$120,000

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)(a)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Koos Chairman, President and CEO	From September 1, 2013 to August 31, 2014	$120,000**	0	11,000***	0	0	0	0	0	$131,000

* Includes $105,500 in salary earned by David Koos which was accrued but unpaid for the fiscal year ended August 31, 2013.

** Includes 120,000  in salary earned by David Koos which was accrued but unpaid for the fiscal year ended August 31, 2014.

*** On January 20, 2014 the Company issued to David Koos 95,000 Series AA Preferred shares in satisfaction of $10,000 of salary accrued but unpaid and 1,000,000 Series B Preferred shares in satisfaction of $1,000 of salary accrued but unpaid.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of November 21, 2014 for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group. As of November 21, 2014 the Company had 2,405,570,752  common shares outstanding, 4, 201,397 Series B Preferred Shares outstanding , Preferred Shares outstanding 100,000 Series AA Preferred Shares outstanding, and 80,000 Series AAA Preferred Shares outstanding.

Based on    2,405,570, 642 shares issued and outstanding as of  November 21, 2014

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	David R. Koos* C/o Entest Bio Medical Inc., Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	75,000,000	3.1%

Common	All Officers and Directors As a Group	75,000,000	3.1%

*Includes 10,000,000 common shares owned by Bio-Matrix Scientific Group, Inc. (David Koos is CEO, President and Chairman of Bio-Matrix Scientific Group, Inc.).

.

Based on 4,201,397 shares issued and outstanding as of  November 21, 2014

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series B Preferred	David R. Koos* c/o Entest Bio Medical Inc. 4700 Spring Street, Suite 203, La Mesa, California, 91942	2,250,000	53%
Series B Preferred	Sleezer Family Trust c/o Charles Sleezer 12550 Carson Street, Hawaiin Gardens, CA	687,500	16.4%
Series B Preferred	Ronald J. Titterington and Kathy Snell 3880 W 11th Street, Eugene, Oregon	312,500	7.4%
Series B Preferred	All Officers and Directors as a Group*	2,250,000	53%

*Includes 1,250,000 Series B Preferred  shares owned by Bio-Matrix Scientific Group, Inc. (David Koos is CEO, President and Chairman of Bio-Matrix Scientific Group, Inc.).

Based on 100,000 shares issued and outstanding as of  November 21, 2014

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AA Preferred Shares	David R. Koos C/o Entest Bio Medical Inc., Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	100,000	100%
Series AA Preferred Shares	All Officers and Directors As a Group	100,000	100%

Based on 80,000 shares issued and outstanding as of  November 21, 2014

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AAA Preferred Shares	David R. Koos C/o Entest Bio Medical Inc., Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	80,000	100%
Series AAA Preferred Shares	All Officers and Directors As a Group	80,000	100%

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended August 31, 2014 , David Koos made net loans to the Company totaling $5,230. These loans are due and payable at the demand of David Koos and bear simple interest at a rate of 15% per annum.

As of August 31, 2014 the Company remains indebted to David R. Koos in the principal amount of $107,818  due and payable at the demand of David  Koos and bearing simple interest at a rate of 15% per annum.

During the year ended August 31, 2014 Regen Biopharma Inc., a company under common control, lent the Company $10,422 due and payable in whole or in part at the demand of Regen Biopharma, Inc and bearing simple interest at a rate of 10% per annum.

The Company allows Bio Matrix Scientific Group, Inc, and its affiliate, Regen Biopharma, Inc. ( entities under common control with the Company) to share office space with the Company at 4700 Spring Street, Suite 304, La Mesa California, 91941free of charge.

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

The following table sets forth the aggregate fees billed to us by Seale and Beers , CPAs during the period beginning September 1, 2013 and ending August 31, 2014:

Audit Fees	$15,000
Audit Related Fees	13,592
Tax Fees	0
All Other Fees	0
$28,592

 Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

Audit Related Fees:   Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. During the year ended August 31, 2014 these fees were primarily derived from review of financial statements in the Company's Form 10Q Reports.

 All services listed were pre-approved by the Board of Directors, functioning as the Audit Committee in accordance with Section 2(a) 3 of the Sarbanes-Oxley Act of 2002.

The Board has considered whether the services described above are compatible with maintaining the independent accountant's independence and has determined that such services have not adversely affected the independence of Seale and Beers , CPAs.

Item 15. Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description
	3(i)(a)	Articles of Incorporation
	3(ii)(b)	Bylaws
	10.1 ( c)	Agreement by and Between David Koos and the Company
	10.2 (Incorporated by Reference to Exhibit 10.2 of the Company’s Form S-1 filed June 12, 2012)	Terms of Employment Agreement by and between the Company and Tammy Reynolds
	10.3 (d)	August 2010 Agreement by and between the Company and TheraCyte, Inc.
	10.3 (e)	Asset Purchase Agreement by and between the Company, Dr. Gregory McDonald and Pet Pointers
	10.4 (f)	Exhibit A to Asset Purchase Agreement by and between the Company, Dr. Gregory McDonald and Pet Pointers
	10.5 (g)	Exhibit B to Asset Purchase Agreement by and between the Company, Dr. Gregory McDonald and Pet Pointers
	10.6 (h)	CRO Agreement by and between the Company and RenovoCyte LLC
	3(i)(2)(i)	Certificate of Designations Series AA Preferred Stock
	10.7(j)	8% ASHER NOTE $42,500
	10.8(k)	8% ASHER NOTE $37,500
	10.9(l)	8% ASHER NOTE $35,000
	10.10(m)	8% ASHER NOTE $32,500
	3(i)(3) (n)	Amendment to Certificate of Incorporation dated June 4, 2009
	3(ii)(2) (o)	Bylaws of Entest Biomedical, inc., a California corporation and wholly owned subsidiary of the Registrant
	3(i)(4) (p)	Certificate of Incorporation of Entest Biomedical, inc., a California corporation and wholly owned subsidiary of the Registrant
	10.11(q)	8% ASHER NOTE $37,500
	3(i)(5) ( r)	Certificate of Designations Series B Preferred Stock
	3(i) (6)(s)	Amendment to Certificate of Incorporation
	10.12 (t)	Equity purchase Agreement, Southridge Feb 27, 2012
	10.13(u)	Registration Rights Agreement, Southridge
	10.14(Incorporated by Reference to Exhibit 10.14 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 Bio Technology Partners Business Trust
	10.15(Incorporated by Reference to Exhibit 10.15 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 Venture Bridge Advisors, Inc.
	10.16(Incorporated by Reference to Exhibit 10.16 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 Bombardier Pacific ventures
	10.17(Incorporated by Reference to Exhibit 10.17 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 David Koos
	3(i)(7) (v)	Amendment to Certificate of Incorporation
	10.18(Incorporated by Reference to Exhibit 10.18 of the Company’s Form S-1 filed June 12, 2012)	Agreement amending terms of outstanding Debt by the Company
	10.19(Incorporated by Reference to Exhibit 10.19 of the Company’s Form S-1 filed June 12, 2012)	Agreement amending terms of outstanding Debt by the Company
	10.20(Incorporated by Reference to Exhibit 10.20 of the Company’s Form S-1 filed June 12, 2012)	Agreement amending terms of outstanding Debt by the Company
	10.21(w)	Form of Bonus Share Agreement
	5.1	Opinion Regarding Legality
	14 (y)	Code of Ethics
	10.24 (aaaa)	Assignment dated June 15, 2009 by and between Entest Biomedical, Inc. and Bio-Matrix Scientific Group, Inc.
	10.22 (z)	Lease
	3(i)(8) (aa)	Text of Amendment to Certificate of Incorporation
	10.23 (aaa)	8% ASHER NOTE $42,500
	10.25(Incorporated by Reference to Exhibit 10.25 of the Company’s Form S-1 filed June 12, 2012)	Advisory Board Letter Agreement
	10.26 (aaaaa)	Equity Purchase Agreement Southridge June 1 2012
	10.27(Incorporated by Reference to Exhibit 10.27 of the Company’s Form S-1 filed June 12, 2012)	Amendment to Registration Rights Agreement
	10.28(Incorporated by Reference to Exhibit 10.28 of the Company’s Form S-1 filed June 12, 2012)	Termination Letter February 27 Equity Purchase Agreement
	10.29(zzzzzzzz1)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
	10.30(zzzzzzzz2)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
	10.31(zzzzzzzz3)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
	10.32(zzzzzzzz4)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
	10.33(zzzzzzzz5)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
	10.34(zzzzzzzz6)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
	10.35 ( incorporated by Reference to Exhibit 10.35 of the company’s amended Form S-1 Filed August 17, 2012)	ASHER NOTE $63,000
	10.36( incorporated by Reference to Exhibit 10.36 of the company’s amended Form S-1 Filed August 17, 2012)	TERMS OF COMPENSATION DAVID KOOS
	10.37 (zzzzzzzz7)	ASHER NOTE $63,000
	10.38 (incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed December 12, 2012) 3.i (8) (Incorporated by Reference to Exhibit 3(i) of the Company’s 8-K filed October 19, 2012)	Settlement Agreement with G. McDonald
	10.39 (incorporated by reference to Exhibit 10.39 of the Company’s 10-K for the year ended August 31, 2012)	Line of Credit Promissory Note Sherman family Trust
Exhibit 10.40 SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE (incorporated by reference to exhibit 10.1 of the Company’s 8-K filed March 12, 2013)
	3(1)(8)(zzzzzzzz8)	Text of Amendment to Certificate of Incorporation
	3(i)(9) (zzzzzzzz9)	Certificate of Designations
	3(i) (10) (zzzzzzzz10)	Text of Amendment to Certificate of Incorporation
	10.41((zzzzzzzz11)	Employment Offer
	31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
	31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
	32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
	32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(a)	Incorporated by Reference to Exhibit 3(1) of the Company's Form S-1 Filed November 4, 2008
(b)	Incorporated by Reference to Exhibit 3(2) of the Company's Form S-1 Filed November 4, 2008
( c)	Incorporated by Reference to Exhibit 10(1) of the Company's Form10-K Filed November 17, 2009
(d)	Incorporated by Reference to Exhibit 10(1) of the Company's Form10-K Filed November 16, 2010
(e)	Incorporated by Reference to Exhibit 10(1) of the Company's Form 8-K Filed December 17, 2010
(f)	Incorporated by Reference to Exhibit 10(2) of the Company's Form 8-K Filed December 17, 2010
(g)	Incorporated by Reference to Exhibit 10(3) of the Company's Form 8-K Filed December 17, 2010
(h)	Incorporated by Reference to Exhibit 10(3) of the Company's Form 8-K Filed October 24, 2011
(i)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed June 10, 2011
(j)	Incorporated by Reference to Exhibit 10(9) of the Company's Form 10-K filed November 3 2011
(k)	Incorporated by Reference to Exhibit 10(10) of the Company's Form 10-K filed November 3 2011
(l)	Incorporated by Reference to Exhibit 10(11) of the Company's Form 10-K filed November 3 2011
(m)	Incorporated by Reference to Exhibit 10(12) of the Company's Form 10-K filed November 3 2011
(n)	Incorporated by Reference to Exhibit 3(i) (2)of the Company's Form 8-K Filed June 10, 2011
(o)	Incorporated by Reference to Exhibit 3(ii) of the Company's Form 8-K Filed June 10, 2011
(p)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed June 10, 2011
(q)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed January 11, 2012
( r)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed February 9, 2012
(s)	Incorporated by Reference to Exhibit (3)(i) of the Company's Form 10-Q Filed February 9, 2012
(t)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed February 9, 2012
(u)	Incorporated by Reference to Exhibit 10.2 of the Company's Form 10-Q Filed February 9, 2012
(v)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed March 22, 2012
(w)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 8-K Filed April 5, 2012
(x)	Filed as Exhibit 5.1
(y)	Incorporated by Reference to Exhibit 14 of the Company's Form10-K Filed November 17, 2009
(z)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed March 28, 2012
(aa)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed April 25, 2012
(aaa)	Incorporated by Reference to Exhibit 10 of the Company's Form 8-K Filed April 25, 2012
(aaaa)	Incorporated by Reference to Exhibit 10.2 of the Company's Form 8-K Filed July 10, 2009
(aaaaa)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 8-K Filed June 4, 2012
(zzzzzzzz1)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz2)	Incorporated by Reference to Exhibit 10.2 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz3)	Incorporated by Reference to Exhibit 10.3 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz4)	Incorporated by Reference to Exhibit 10.4 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz5)	Incorporated by Reference to Exhibit 10.5 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz6)	Incorporated by Reference to Exhibit 10.6 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz7)	Incorporated by Reference to Exhibit 10.37 of the Company's Form 10-K for the year ended August 31, 2012)
(zzzzzzzz8)	Incorporated by Reference to Exhibit 3(i) of the company’s Form 8-K dated January 24, 2014
(zzzzzzzz9)	Incorporated by Reference to Exhibit 3(i) of the company’s Form 8-K dated May 22, 2014
(zzzzzzzz10)	Incorporated by Reference to Exhibit 3(i) of the company’s Form 8-K dated July 14, 2014
(zzzzzzzz11)	Incorporated by Reference to Exhibit 10.1 of the company’s Form 8-K dated November 7, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.

By:	/s/David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer
Date: November 25, 2014.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 25, 2014.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman of the Board of Directors, Chief Executive Officer, Acting Chief Financial Officer
Date: November 25, 2014.