Form 10-Q
period 2014-11-30
ENTEST BIOMEDICAL, INC.
filed 2015-01-13
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

(619)-702-1404

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 30, 2014 there were 2,405,570,752 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☑

Transitional Small Business Disclosure Format (Check One) Yes ☐   No ☑

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ENTEST BIOMEDICAL, INC.
CONSOLIDATED BALANCE SHEET

	As of November 30,	As of August 31,
	2014	2014
	(unaudited)
ASSETS
Current Assets
Cash	$1,851	$734
Due from Affiliate	—	—
Current Portion of Prepaid Expenses	8,000	8,000
Total Current Assets	9,851	8,734

Property & Equipment (net of accumulated depreciation)	1,919	1,919
Intangible Assets (net of accumulated amortization)	0	0
TOTAL ASSETS	$11,770	$10,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$105,418	$115.849
Notes Payable	380,690	383,440
Convertible notes payable, net of discount	—	—
Due to Other	8,000	8,000
Accrued Expenses	216,812	182,549
Total Current Liabilities	710,920	689,838

TOTAL LIABILITIES	710,920	689,838
STOCKHOLDERS' EQUITY
Common Stock, authorized 6,000,000,000 shares; issued and outstanding 2,405,570,752 (par value $0.0001) shares and 2,205,570,752 (par value $0.0001) as of November 30, 2014 and August 31, 2014, respectively	239,657	219,657
Preferred Stock, par value $0.0001; 5,000,000 shares authorized, 0 shares issued and outstanding as of August 31, 2014 and November 30, 2014	0	0
Series AA Preferred Stock, 100,000 shares authorized, 100,000 shares, (par value $0.0001) issued and outstanding at November 30, 2014 and 100,000 shares (par value $0.0001) as of August 31, 2014	10	10
Series B Preferred 4,400,000 shares authorized, 4,201,397 (par value $0.0001) issued and outstanding as of November 30, 2014 and 4,201,397 (par value $0.0001) issued and outstanding as of August 31, 2014	421	421
Series AAA Preferred, 300,000 shares authorized, $0.0001 par value; 80,000 shares outstanding as of November 30, 2014 and August 31, 2014, respectively	8	8
NonVoting Convertible Preferred ($1 par value) 200,000 shares authorized, 0 and 0 issued and outstanding as of November 30, 2014 and August 31, 2014, respectively	0	0
Additional Paid-In Capital	5,290,492	5,239,692
Contributed Capital	274,162	274,162
Accumulated Deficit	(6,503,900)	(6,413,135)
Total Stockholders' Equity	(699,150)	(679,185)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,770	$10,653

The accompanying notes are an integral part to these financial statements.

ENTEST BIOMEDICAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months ended November 30,	Three Months ended November 30,
	2014	2013
	(unaudited)	(unaudited)

Total Revenue	$0	$0
Costs and Expenses
Research and Development	0	0
Rent Costs	9,723	9,348
General and Administrative	56,529	66,600
Consultant’s Expenses	6,250	11,865
Total Costs and Expenses	72,502	87,813

Operating Loss	(72,502)	(87,813)

Other Income and Expense
Rental Income	8,500	0
Other Income	0	5,700
Loss on issuance of stock below fair value	(20,000)	0
Interest Expense	(6,763)	(8,481)
Expense attributable to issuance of common shares below par value	0	(420,369)
Total Other Income and Expense	(18,263)	(423,150)

Loss Before Income Taxes	(90,765)	(510,963)
Income Taxes	—	—

Net Loss	$(90,765)	$(510,963)
Net Loss from continuing operations	(90,765)	(510,963)
Net Income (Loss) from discontinued operations	0	(3,753)
Net Loss available to common shareholders	(90,765)	(514,716)
Basic and Diluted Earnings (Loss) Per Share From Continuing Operations	(0.0000)	(0.0006)
Basic and Diluted Earnings (Loss) Per Share From Discontinued Operations	$0	$(0.00000)
Weighted Average Number of Common Shares Outstanding	2,292,237,419	906,039,537

The accompanying notes are an integral part to these financial statements.

ENTEST BIOMEDICAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months ended November 30,	Three Months ended November 30,
	2014	2013
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net Loss	$(90,765)	$(510,963)
Adjustments to reconcile net loss to cash used by operating activities:
Amortization Expense	0	192
Increase (Decrease) in Accounts Payable	(10,431)	(1,034)
(Increase) Decrease in Due from Affiliate	0	6,232
Increase (Decrease) in Accrued Expenses	34,263	33,441
Net Cash Provided Used in Operating Activities	(66,933)	(472,132)
FINANCING ACTIVITIES
Expenses incurred resulting from issuance of stock for less than par value	0	420,369
Increase (Decrease) in loss on issuance of stock for less than fair value	20,000	0
Increase (Decrease) in Common stock issued for expenses	0	4,420
Increase (Decrease) in Notes Payable	17,250	13,560
Increase (Decrease) in Additional paid in Capital	30,800	30,800
Net Cash Provided by Financing Activities	68,050	469,149
DISCONTINUED OPERATION
Profit (Loss) from discontinued operations	0	(3,753)
Net Increase in Cash	1,117	(6,736)
Cash at beginning of the period	734	9,610

Cash at end of the period	$1,851	$2,874

Supplemental Disclosure of Noncash investing and financing activities:
Stock issued in payment of Debt	$20,000	$141,650

The accompanying notes are an integral part to these financial statements.

Entest BioMedical, Inc.

Notes to Condensed Consolidated Financial Statements

As of November 30, 2014

The accompanying unaudited interim condensed consolidated financial statements of Entest Biomedical, Inc. (“Entest” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended August 31, 2014. In general, interim disclosures do not repeat those contained in the annual statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

E. PROPERTY AND EQUIPMENT

As of November 30, 2014 Property and Equipment consists of $1,919 of Computer equipment. No depreciation expense has been recorded with regards to this equipment as it has yet to be put into service.

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

The Company’s financial instruments as of November 30, 2014 consisted of $ 380,690 of Notes Payable and $8,000 due to TheraCyte, Inc.. The fair value of all of the Company’s financial instruments as of November 30, 2014 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of November 30, 2014 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

The following accounting standards updates were recently issued and have not yet been adopted by the Company. These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In August2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $6,503,900 during the period from August 22, 2008 (inception) through November 30, 2014. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds primarily by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5.  NOTES PAYABLE

As of November 30, 2014

Notes Payable:

Bio Technology Partners Business Trust	$58,000
The Sherman Family Trust (10% Interest)	$26,700
The Sherman Family Trust (0% Interest)	$160,500
Regen BioPharma Inc. ( See Note 6)	$10,422
David Koos ( See Note 6)	$125,068
Total	$380,690

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

NOTE 6.  RELATED PARTY TRANSACTIONS

As of November 30, 2014 the Company remains indebted to David R. Koos in the principal amount of $125,068  due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

As of November 30, 2014 the Company remains indebted to Regen Biopharma, Inc. in the principal amount of $10,422  due and payable in whole or in part at the demand of Regen Biopharma, Inc and bearing simple interest at a rate of 10% per annum. David Koos, the Company’s Chairman and CEO, is also the Chairman and CEO of Regen of Regen Biopharma, Inc.

 On October 1, 2014 Regen Biopharma Inc. entered into an agreement to sublease approximately 2,320 square feet of office space from the Company. Entest Biomedical Inc. is under common control with Regen Biopharma, Inc. as the Chairman and CEO of the Company also serves as the Chairman and CEO of Regen Biopharma, Inc. The sublease is on a month to month basis and rent payable to the Company by Regen Biopharma Inc is equal to the rent payable to the lessor by the Company and is to be paid in at such time specified in accordance with the original lease agreement between the Company and the lessor.

NOTE 7.  INCOME TAXES

As of November 30, 2014
Deferred tax assets:
Net operating tax carry forwards	$2,215,966
Other	-0-

Gross deferred tax assets	2,215,966
Valuation allowance	(2,215,966)
Net deferred tax assets	$-0-

As of  November 30, 2014  the Company has a Deferred Tax Asset of $ 2,215,966 completely attributable to net operating loss carry forwards of approximately $ 6,517,547 (which expire 20 years from the date the loss was incurred) consisting of:

(a) $ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and

(b) $ 6,503,900 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 12. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2014:

Common Stock:

$0.0001 par value, 6,000,000,000 shares authorized and 2,405,570,752 shares issued and outstanding as of November 30, 2014.

Preferred Stock:

$0.0001 par value 5,000,000 shares authorized of which:

(a)	100,000 are authorized as Series AA Preferred Stock of which 100,000 shares are issued and outstanding as of November 30, 2014 and
(b)	4,400,000 are authorized as Series B Preferred Stock of which 4,201,397 shares are issued and outstanding as of November 30, 2014.
(c)	300,000 are authorized as Series AAA Preferred Stock of which 80,000 shares are issued and outstanding as of November 30, 2014.

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

200,000 shares authorized of which 0 shares are issued and outstanding as of November 30, 2014 .

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10K for the year ended August 31, 2014. All references to” We”, “Us”, “Company” or the “Company” refer to Entest BioMedical, Inc.

Material Changes in Financial Condition

As of November 30, 2014, we had Cash on Hand of $1,851 and as of August 31, 2014 we had Cash on Hand of $734.

The increase in Cash on Hand of approximately 152 %  is primarily attributable to loans made by the company’s CEO to the Company during the quarter ended November 30, 2014 and rental revenue received by the company during the same quarter offset by expenses  incurred by the Company in the operation of its business.

As of November 30, 2014 we had Accounts Payable of $105,418 and as of August 31, 2014 we had Accounts Payable of $115,849.

The decrease in Accounts Payable of approximately 9% is primarily attributable to the payment by the Company of $21,601 of Accounts Payable during the quarter ended November 30, 2014 offset by the incurring of  $11,170 of additional Accounts Payable during that same quarter

As of November 30, 2014 we had Accrued Expenses of $216,812 and as of August 31, 2014 we had Accrued Expenses of $182,549.

The increase in Accrued Expenses of approximately 19% is primarily attributable to the accrual of $30,000 of additional salary due to David Koos, the Company’s Chief Executive Officer, but unpaid during the quarter and the accrual of $6,763of unpaid interest expense during the quarter offset by the satisfaction of $2,500 of salary previously accrued due to a non management employee.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the three months ended November 30, 2014 and -0- for the three months ended November 30, 2013.  Net Losses from continuing operations were $90,765 for the three months ended November 30, 2014 and $510,963 for the same period ended 2013.

The decrease in Net Losses from continuing operations of approximately 82% is primarily attributable to recognition of $420,369 of expenses related to the issuance of shares for less than par during the three months ended November 30, 2013.

Liquidity and Capital Resources

As of  November 30, 2014 we had $1,851  cash on hand and current liabilities of $710,920 such liabilities consisting of Accounts Payable, Notes Payable, Amounts due to Others and Accrued Expenses.

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

During the quarter ended November 30, 2014 the Company incurred net cash borrowings of $17,250 borrowed from the Company’s Chief Executive Officer.

We were not party to any material commitments for capital expenditures as of the end of the quarter ended November 30, 2014.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on September 1, 2014 and ending on November 30, 2014, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2014 the Company issued 200,000,000 shares of the Company’s Common Stock (“Shares”) in satisfaction of $20,000 of principal indebtedness.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Sublease Agreement

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.
a Nevada corporation

Dated: January 9, 2015	By: /s/ David R. Koos
David R. Koos
Chief Executive Officer