Form 10-Q
period 2015-05-31
ENTEST BIOMEDICAL, INC.
filed 2015-07-09
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 31, 2015 there were 2,605,570,752 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☑

Transitional Small Business Disclosure Format (Check One) Yes ☐   No ☑

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ENTEST BIOMEDICAL, INC.
CONSOLIDATED BALANCE SHEET

	As of May 31,	As of August 31,
	2015	2014
	(unaudited)
ASSETS

Current Assets
Cash	$9,260	$734
Due from Affiliate	—	—
Current Portion of Prepaid Expenses	8,000	8,000
Total Current Assets	17,260	8,734

Property & Equipment (net of accumulated depreciation)	1,919	1,919
TOTAL ASSETS	$19,179	$10,653

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$105,513	$115.849
Notes Payable	406,118	383,440
Convertible notes payable, net of discount	—	—
Due to Other	8,000	8,000
Accrued Expenses	291,042	182,549
Total Current Liabilities	810,673	689,838

TOTAL LIABILITIES	810,673	689,838

STOCKHOLDERS' EQUITY

Common Stock, authorized 6,000,000,000 shares; issued and outstanding 2,605,570,752 (par value $0.0001) shares and 2,205,570,752 (par value $0.0001) as of May 31, 2015 and August 31, 2014, respectively	259,657	219,657
Preferred Stock, par value $0.0001; 5,000,000 shares authorized, 0 shares issued and outstanding as of August 31, 2014 and May 31, 2015	0	0
Series AA Preferred Stock, 100,000 shares authorized, 100,000 shares, (par value $0.0001) issued and outstanding at May 31, 2015 and 100,000 shares (par value $0.0001) as of August 31, 2014	10	10
Series B Preferred 4,400,000 shares authorized, 4,201,397 (par value $0.0001) issued and outstanding as of May 31, 2015 and 4,201,397 (par value $0.0001) issued and outstanding as of August 31, 2014	421	421
Series AAA Preferred, 300,000 shares authorized, $0.0001 par value; 80,000 shares outstanding as of May 31, 2015 and August 31, 2014, respectively	8	8
NonVoting Convertible Preferred ($1 par value) 200,000 shares authorized, 0 and 0 issued and outstanding as of May 31, 2015 and August 31, 2014, respectively	0	0
Additional Paid-In Capital	5,352,092	5,239,692
Contributed Capital	274,162	274,162
Accumulated Deficit	(6,677,844)	(6,413,135)
Total Stockholders' Equity	(791,494)	(679,185)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,179	$10,653

The accompanying notes are an integral part to these financial statements.

ENTEST BIOMEDICAL INC.
Consolidated Statement of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

TOTAL REVENUE	$0	$0	$0	$0

COSTS AND EXPENSES
Research and Development	4,000	0	4,000	0
Rent Costs	13,484	9,723	33,320	28,794
General and Administrative	57,626	61,591	172,294	191,122
Consultant's Expenses	22,250	12,000	50,273	53,746
Total Costs and Expenses	$97,360	$83,314	$259,887	$273,662

OPERATING LOSS	(97,360)	(83,314)	(259,887)	(273,662)

OTHER INCOME AND EXPENSE
Rental income	15,000	0	36,871	0
Gain on issuance of stock above fair value	0	0	0	6,000
Other Income	0	0	0	5,700
Loss on issuance of stock below fair value	0	(464,500)	(20,000)	(522,994)
Interest Expense	(7,553)	(6,601)	(21,693)	(22,458)
Expense attributable to issuance of common shares below par value	0	0	0	(420,369)
TOTAL OTHER INCOME AND EXPENSE	$7,447	$(471,101)	$(4,822)	$(954,121)

LOSS BEFORE INCOME TAXES	(89,913)	(554,415)	(264,709)	(1,227,783)
Income Taxes	0	0	0	0

NET LOSS	$(89,913)	$(554,415)	$(264,709)	$(1,227,783)

NET LOSS from continuing operations	(89,913)	(554,415)	(264,709)	(1,227,783)

Net Income (Loss) from discontinued operations	0	0	0	(3,753)

NET LOSS available to common shareholders	(89,913)	(554,415)	(264,709)	(1,231,536)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	$(0.000)	$(0.000)	$(0.000)	$(0.001)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	$(0.000)	$(0.000)	$(0.000)	$(0.000)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,431,944,378	1,767,920,116	2,376,894,281	1,274,953,975

The accompanying notes are an integral part to these financial statements.

ENTEST BIOMEDICAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months ended May 31,	Nine Months ended May 31,
	2015	2014
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net Loss	$(264,709)	$(1,227,783)
Adjustments to reconcile net loss to cash used by operating activities:
Amortization Expense	0	270
Preferred Stock issued for accrued compensation	0	21,000
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable	(10,336)	589
(Increase) Decrease in Due from Affiliate	0	33,017
Increase (Decrease) in Accrued Expenses	108,493	(115,092)
Net Cash Provided Used in Operating Activities	(166,552)	(1,287,999)

FINANCING ACTIVITIES
Expenses incurred resulting from issuance of stock for less than par value	0	420,369
(Increase) Decrease in gain on issuance of stock for more than fair value	0	(6,000)
Increase (Decrease) in loss on issuance of stock for less than fair value	20,000	522,994
Increase (Decrease) in Common stock issued for expenses	0	4,420
Increase (Decrease) in Notes Payable	62,678	249,055
Increase (Decrease) in Additional paid in Capital	92,400	92,400
Net Cash Provided by Financing Activities	175,078	1,283,238

DISCONTINUED OPERATION
Profit (Loss) from discontinued operations	0	(3,753)
Net Increase in Cash	8,526	(8,514)
Cash at beginning of the period	734	9,610

Cash at end of the period	$9,260	$1,096

Supplemental Disclosure of Noncash investing and financing activities:
Stock issued in payment of Debt	$40,000	$238,656

The accompanying notes are an integral part to these financial statements.

Entest BioMedical, Inc.

Notes to Condensed Consolidated Financial Statements

As of May 31, 2015

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

E. PROPERTY AND EQUIPMENT

As of May 31, 2015 Property and Equipment consists of $1,919 of Computer equipment. No depreciation expense has been recorded with regards to this equipment as it has yet to be put into service.

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

The Company’s financial instruments as of May 31, 2015 consisted of $ 406,118 of Notes Payable and $8,000 due to TheraCyte, Inc.. The fair value of all of the Company’s financial instruments as of May 31, 2015 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of May 31, 2015 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $6,677,844 during the period from August 22, 2008 (inception) through May 31, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds primarily by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5.  NOTES PAYABLE

As of May 31, 2015

Notes Payable:

Bio Technology Partners Business Trust	$166,000
The Sherman Family Trust (10% Interest)	$25,700
The Sherman Family Trust (0% Interest)	$160,500
Regen BioPharma Inc. ( See Note 6)	$12,051
David Koos ( See Note 6)	$27,867
Dunhill Ross Partners, Inc.	$14,000
Total	$406,118

Bio Technology Partners Business Trust has provided a line of credit to the Company in the amount of $200,000 or so much thereof as may be disbursed to, or for the benefit of the Company by Lender in Lender's sole and absolute discretion.   The unpaid principal of this line of credit bears simple interest at the rate of ten percent per annum. Interest is calculated based on the principal balance as may be adjusted from time to time to reflect additional advances or payments made hereunder. Principal balance and accrued interest shall become due and payable in whole or in part at the demand of the Lender. The Sherman Family Trust (10% Interest) has provided a line of credit to the Company in the amount of $700,000 or so much thereof as may be disbursed to, or for the benefit of the Company by Lender in Lender's sole and absolute discretion. The unpaid principal of this line of credit bears simple interest at the rate of ten percent per annum. Interest is calculated based on the principal balance as may be adjusted from time to time to reflect additional advances or payments made hereunder. Principal balance and accrued interest shall become due and payable in whole or in part at the demand of the Lender. $160,500 due to The Sherman Family Trust (0% Interest) is due and payable in whole or in part at the option of the Holder and bears no interest. Amounts due to Regen Biopharma Inc. are due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum. Amounts due to Dunhill Ross Partners, Inc. are due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 6.  RELATED PARTY TRANSACTIONS

As of May 31, 2015 the Company remains indebted to David R. Koos in the principal amount of $27,867  due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

As of May 31, 2015 the Company remains indebted to Regen Biopharma, Inc. in the principal amount of $12,051  due and payable in whole or in part at the demand of Regen Biopharma, Inc and bearing simple interest at a rate of 10% per annum. David Koos, the Company’s Chairman and CEO, is also the Chairman and CEO of Regen of Regen Biopharma, Inc.

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

NOTE 7.  INCOME TAXES

As of May 31, 2015
Deferred tax assets:
Net operating tax carry forwards	$2,275,107
Other	-0-

Gross deferred tax assets	2,275,107
Valuation allowance	(2,275,107)
Net deferred tax assets	$-0-

As of  May 31, 2015  the Company has a Deferred Tax Asset of $ 2,275,107 completely attributable to net operating loss carry forwards of approximately $ 6,691,491 (which expire 20 years from the date the loss was incurred) consisting of:

(a) $ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and

(b) $ 6,677,844 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 12. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2015:

Common Stock:

$0.0001 par value, 6,000,000,000 shares authorized and 2,605,570,752 shares issued and outstanding as of May 31, 2015.

Preferred Stock:

$0.0001 par value 5,000,000 shares authorized of which:

(a)	100,000 are authorized as Series AA Preferred Stock of which 100,000 shares are issued and outstanding as of May 31, 2015 and
(b)	4,400,000 are authorized as Series B Preferred Stock of which 4,201,397 shares are issued and outstanding as of May 31, 2015 and
(c)	300,000 are authorized as Series AAA Preferred Stock of which 80,000 shares are issued and outstanding as of May 31, 2015.

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

200,000 shares authorized of which 0 shares are issued and outstanding as of May 31, 2015.

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

NOTE 13. STOCK TRANSACTIONS

During the quarter ended May 31, 2015:

On May 19, 2015 the Company issued 200,000,000 shares of the Company’s Common Stock in satisfaction of $20,000 of principal indebtedness.

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

Material Changes in Financial Condition

As of May 31, 2015, we had Cash on Hand of $9,620 and as of August 31, 2014 we had Cash on Hand of $734.

The increase in Cash on Hand of approximately 1161 %  is primarily attributable to:

(a)	loans made by the company’s CEO to the Company of $20,049 ,
(b)	loans made by Regen Biopharma, Inc. , a corporation under common control with the Company, of $1,629 during the nine months ended May 31, 2015
(c)	loans made by others to the Company of $141,000 during the nine months ended May 31, 2015
(d)	rental revenue received by the company during the same period offset by:

(a)	expenses incurred by the Company in the operation of its business during the nine months ended May 31, 2015 as well as
(b)	repayment of $100,000 of principal indebtedness to the Company’s CEO during the quarter ended May 31, 2015 .

As of May 31, 2015 we had Accounts Payable of $105,513 and as of August 31, 2014 we had Accounts Payable of $115,849.

The decrease in Accounts Payable of approximately 9% is primarily attributable to the payment by the Company of obligations incurred in the operation of the Company’s business.

As of May 31, 2015 we had Notes Payable of $406, 118 and as of August 31, 2014 we had Notes Payable of $383, 440

The increase in Notes Payable of approximately 6% is primarily attributable to:

(a)	$20,049 of borrowings from the Company’s CEO during the nine months ended May 31, 2015
(b)	$1,629 of borrowings from Regen Biopharma, Inc. , a corporation under common control with the Company, during the nine months ended May 31, 2015
(c)	$141, 000 borrowed from unaffiliated parties during the nine months ended May 31, 2015

Offset by:

(a)	repayment of $100,000 of principal indebtedness to the Company’s CEO during the quarter ended May 31, 2015
(b)	Issuance of the Company’s common stock in settlement of $40,000 of principal indebtedness during the nine months ended May 31, 2015.

As of May 31, 2015 we had Accrued Expenses of $291,042 and as of August 31, 2014 we had Accrued Expenses of $182,549.

The increase in Accrued Expenses of approximately 59% is primarily attributable to the accrual of $90,000 of additional salary due to David Koos( the Company’s Chief Executive Officer) during the nine months ended May 31, 2015 and the accrual of $6,763, $7,377 and $6,853 of unpaid interest expense during the quarters ended November 30, 2014 , February 28, 2015 and May 31, 2015 respectively offset by the satisfaction of $2,500 of salary previously accrued due to a non management employee.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the three months ended May 31, 2015 and -0- for the three months ended May 31, 2014.  Net Losses from continuing operations were $89,913 for the three months ended May 31, 2015 and $554, 415 for the same period ended 2014.

The decrease in Net Losses from continuing operations of approximately 84% is primarily attributable to :

(1)	The recognition of $464,500 of expenses related to the issuance of securities below fair value during the quarter ended 2014

(2)	Larger General and Administrative and Consulting Expenses incurred during the quarter ended 2014

(3)	Rental income recognized during the quarter ended 2015

Offset by lower rental expenses incurred during the quarter ended 2014 lower consulting expenses incurred during the quarter ended 2014 and lower interest expenses incurred during the quarter ended 2014.

Revenues from continuing operations were $0 for the nine months ended May 31, 2015 and -0- for the nine months ended May 31, 2014.  Net Losses from continuing operations were $264,709 for the nine months ended May 31, 2015 and $1,227,783 for the same period ended 2014.

The decrease in Net Losses from continuing operations of approximately 78% is primarily attributable to recognition of $420,369 of expenses related to the issuance of shares for less than par during the three months ended November 30, 2013 as well as recognition of $522,594 of expenses related to the issuance of shares for less than fair value recognized over the nine months ended May 31, 2015.

Liquidity and Capital Resources

As of  May 31, 2015 we had $9,260  cash on hand and current liabilities of $810,673 such liabilities consisting of Accounts Payable, Notes Payable, Amounts due to Others and Accrued Expenses.

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

During the quarter ended May 31, 2015 the Company incurred net cash borrowings of $24,000 consisting of:

(a)	$2,000 borrowed from the Company’s CEO
(b)	$122,000 borrowed from unaffiliated third parties

Offset by $100,000 of principal loan repayments made by the Company to the Company’s CEO during the quarter ended May 31, 2015.

We were not party to any material commitments for capital expenditures as of the end of the quarter ended May 31, 2015.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on March 1, 2015 and ending on May 31, 2015, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2015 the Company issued 200,000,000 shares of the Company’s Common Stock (“Shares”) in satisfaction of $20,000 of principal indebtedness.

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

Entest BioMedical, Inc.
a Nevada corporation

Dated: July 7, 2015	By: /s/ David R. Koos
David R. Koos
Chief Executive Officer