Form 10-K
period 2015-08-31
ENTEST BIOMEDICAL, INC.
filed 2015-11-27
CIK 1449447

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending August 31, 2015

☐ TRANSITION REPRT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $ 466,114

As of November 18, 2015 Entest BioMedical, Inc. had 40,170,472 common shares outstanding, 28, 009 Series B Preferred shares outstanding , 667 Series AA preferred shares outstanding and 533 Series AAA preferred shares outstanding.

In this annual report, the terms “Entest BioMedical, Inc.. ”, “Entest”,  “Company”, “we”, or “our”, unless the context otherwise requires, mean Entest BioMedical, Inc., a Nevada corporation, and its subsidiaries.

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

On June 18, 2015 Entest established Zander Therapeutics, Inc., a wholly owned subsidiary.

On June 23, 2015 Regen Biopharma, Inc. ( “Regen”) entered into an Regen Agreement (“Regen Regen Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is a wholly owned subsidiary of Entest Biomedical, Inc.

Pursuant to the Regen Agreement, Zander shall pay to Regen one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on the first anniversary of the effective date of the Regen Agreement and each subsequent anniversary.

The abovementioned payments may be made, at Zander’s discretion, in cash or newly issued common stock of Zander or in common stock of Entest BioMedical Inc. valued as of the lowest closing price on the principal exchange upon which said common stock trades publicly within the 14 trading days prior to issuance.

Pursuant to the Regen Agreement, Zander shall pay to Regen royalties equal to four percent (4%) of the Net Sales , as such term is defined in the Regen Agreement, of any Licensed Products, as such term is defined in the Regen Agreement, in a Quarter.

Pursuant to the Regen Agreement, Zander will pay Regen ten percent (10%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by Zander from sublicensees ( excluding royalties from sublicensees based on Net Sales of any Licensed Products for which Regen receives payment pursuant to the terms and conditions of the Regen Agreement).

Zander is obligated pay to Regen minimum annual royalties of ten thousand US dollars ($10,000) payable per year on each anniversary of the Effective Date of this Regen Agreement, commencing on the second anniversary of June 23, 2015. This minimum annual royalty is only payable to the extent that royalty payments made during the preceding 12-month period do not exceed ten thousand US dollars ($10,000).

The Regen Agreement may be terminated by Regen:

If Zander has not sold any Licensed Product by ten years of the effective date of the Regen Agreement or Zander has not sold any Licensed Product for any twelve (12) month period after Zander’s first commercial sale of a Licensed Product.

The Regen Agreement may be terminated by Zander with regard to any of the License IP if by five years from the date of execution of the Regen Agreement a patent has not been granted by the United States patent and Trademark Office to Regen with regard to that License IP.

The Regen Agreement may be terminated by Zander with regard to any of the License IP if a patent that has been granted by the United States patent and Trademark Office to Regen with regard to that License IP is terminated.

The Regen Agreement may be terminated by either party in the event of a material breach by the other party.

David R. Koos serves as sole officer and director of both Zander and Entest. and also serves as Chairman and Chief Executive Officer of Regen.

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

Domestic manufacturers of veterinary biologics, for domestic use or for export, are required to possess a valid U.S. Veterinary Biologics Establishment License and an individual U.S. Veterinary Biologics Product License for each product produced for sale.  Prior to being granted a U.S. Veterinary Biologic Establishment License, the applicant must submit detailed information regarding the facilities and the qualifications of key personnel and must submit to an inspection of the facilities by the Center for Veterinary Biologics, a division of the USDA .. To qualify for an establishment license, an applicant also must qualify for at least one product license.

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

The Company is currently focusing its efforts and allocating its resources towards:

(a)           The development and commercialization of ImenVax™, a therapeutic cancer vaccine for use in canines

(b)           The the development and commercialization of certain intellectual property for non-human veterinary therapeutic use licensed to Zander pursuant to the Regen Agreement.

The Company has not undertaken any discussions with any pharmaceutical companies regarding the commercialization of any products under development. None of the Company’s products have been approved by any regulatory body for marketing within the United States or anywhere else. No assurance can be given that all or any of the Company’s currently planned products will ever be commercialized.

Principal Products and Services

The Company is currently focusing its research and development efforts toward the successful development and commercialization of the ImenVax family of canine cancer vaccines as well as the development and commercialization of certain intellectual property for non-human veterinary therapeutic use licensed to Zander pursuant to the Regen Agreement

ImenVax™ I

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

Intellectual Property Licensed to Zander Therapeutics by Regen Biopharma, Inc.

On June 23, 2015 Regen Biopharma, Inc. ( “Regen”) entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is a wholly owned subsidiary of Entest Biomedical, Inc.

The License IP consists of the following inventions for which patent applications with the United states Patent and Trademark Office have been filed:

Title	Country	Application #	Application Type	Application Filing Date
Antigen Specific mRNA Cellular Cancer Vaccines	United States	62165116	Provisional	05/21/2015
ACCELERATION OF HEMATOPOIETIC RECONSTITUTION BY...	United States	13/897,735	Utility	05/20/2013
CELLS, COMPOSITIONS, AND TREATMENT METHODS FOR STIMULATION OF HEMATOPOIESIS	United States	13/957,427	Utility	08/01/2013
CANCER THERAPY BY EX VIVO ACTIVATED AUTOLOGOUS IMMUNE CELLS	United States	13/957,431	Utility	08/02/2013
Stimulation of Immunity to Tumor Specific and Endothelial Specific Proteins by In Vivo DC Attractio	United States	62/050,418	Provisional	09/15/2014
Methods and Compositions for treatment of cancer by inhibition of NR2F6	United States	14/571,262	Utility	12/15/2014
Treatment of Myelodysplastic Syndrome by Inhibition of NR2F6	United States	14/572,574	Utility	12/16/2014
Treatment of Myelodysplastic Syndrome by Inhibition of NR2F2	United States	14/588,374	Utility	12/31/2014
Methods and Compositions for treatment of cancer by inhibition of NR2F2	United States	14/588,373	Utility	12/31/2014
Modulation of Hematopoietic Stem Cell Differentiation	United States	14/595,078		01/12/2015

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

As of November 18, 2015 there have been 8 canine patients treated through the Pilot Study.

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

Collection of Bone Marrow from Patients with Multiple Myeloma for Study of New Therapies.

A Pilot Study of High-Dose Immunosuppression and Autologous Stem Cell Infusion in Patients with Systemic Lupu Erythematosus Refractory to Conventional Therapy (closed to accrual).

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

Products and Therapies that may be developed pursuant to the License IP may be Veterinary Biologics or may be Veterinary Drugs. The Company will be required to obtain approval from the US Food and Drug Administration (FDA) in order to market any Veterinary Drugs. An Investigational New Animal Drug exemption (INAD) must be applied for in order that any veterinary drug under development may be shipped for testing and trials and a New Animal Drug Application must be filed with and approved by the FDA before any veterinary drug may be marketed.

Amount spent during the last fiscal year on research and development activities

During the fiscal year ended August 31, 2015 we expended $104,000 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local);

Entest has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of November 18, 2015, Entest has 1 employee of which 1 is full time.

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

None

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

The Company’s authorized capital stock consists of 500,000,000 shares of common stock with a par value $0.0001, and 5,000,000 shares of preferred stock with a par value $0.0001 per share (of which 100,000 are designated as Series AA Preferred Stock, 4,400,000 are designated as Series B Preferred Stock and 300,000 are designated as Series AAA Preferred Stock) and 200,000 shares authorized of Non Voting Convertible Preferred Stock, par value $1.00 . On July 27, 2015 the company effected a 1 for 150 reverse stock split of all issued series of stock with the exception of the Corporation’s authorized Non Voting Convertible Preferred Stock. One share of Common Stock was issued after the exchange for one hundred and fifty shares of Common Stock issued. One share of each series of preferred Stock (with the exception of the Corporation’s authorized Non Voting Convertible Preferred Stock) was issued after the exchange for one hundred and fifty shares of each series of Preferred Stock issued.  As of November 18, 2015 Entest BioMedical, Inc. had 40,170,472 common shares outstanding, 28, 009 Series B Preferred shares outstanding , 667 Series AA preferred shares outstanding and 533 Series AAA preferred shares outstanding

(a)	Our common stock is traded on the OTC Pink Tier of OTC Markets under the symbol "ENTB”. Below is the range of high and low bid information for our common equity for each quarter within the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

September 1, 2014 to August 31, 2015*	High	Low
First Quarter	$0.075	$0.015
Second Quarter	0.045	0.015
Third Quarter	0.06	0.015
Fourth Quarter	$0.08	$0.01

September 1, 2013 to August 31, 2014*	High	Low
First Quarter	$0.21	$0.03
Second Quarter	0.135	0.045
Third Quarter	0.224	0.06
Fourth Quarter	$0.105	$0.045

* Adjusted retroactively for 1-150 reverse split July 27, 2015

Holders

As of August 31, 2015 there were approximately 341 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending August 31, 2015. We do not expect to declare cash dividends in the immediate future.

Recent Sales of Unregistered Securities

On October 22, 2014 the Company issued 1,333,334 shares of the Company’s Common Stock(“Shares”) in satisfaction of $20,000 of principal indebtedness

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

On May 19, 2014 the Company issued 1,333,334 shares of the Company’s Common Stock (“Shares”) in satisfaction of $20,000 of principal indebtedness.

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

On July 31, 2015 the Company issued 14,800,000 shares of the Company’s Common Stock (“Shares”) in satisfaction of $148,000 of accrued salary due to the Company’s Chief Executive Officer.

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

On September 28, 2015 the Company issued 8,000,000 shares of the Company’s Common Stock (“Shares”) to Regen Biopharma, Inc. in satisfaction of that license initiation fee due and payable to Regen Biopharma, Inc. pursuant to the terms and conditions of that agreement whereby Regen Biopharma, Inc. granted to Zander Therapeutics Inc. an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen Biopharma, Inc. for non-human veterinary therapeutic use for a term of fifteen years.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of August 31, 2015, we had Cash in the amount of $2159 and as of August 31, 2014 we had Cash in the amount of $734.

The increase in Cash of approximately 194% is primarily attributable to $70,099 of net cash borrowings by the Company offset by expenses incurred by the Company in the operation of its business and payment of its obligations:

As of August 31, 2015 we had Accrued Rent Receivable of $10,000 and as of August 31, 2014 we had Accrued Rent Receivable of $0.

The increase in Accrued Rent Receivable of 100% is attributable to rental income earned by but unpaid to the company by Regen biopharma, Inc. for the months of July 2015 and August 2015

 As of August 31, 2015 we had Property and Equipment of $0 and as of August 31, 2014 we had Property and Equipment of $1,919.

The decrease in Property and Equipment of 100% is attributable to the recognition of an impairment charge of $1,919 recognized by the Company on one personal computer during the quarter ended August 31, 2015 as the Company has determined that the equipment has no value due to obsolescence.

As of August 31, 2015 we had Accounts Payable of $106,425 and as of August 31, 2014 we had Accounts Payable of $115,849.

The decrease in Accounts Payable of approximately 8% is attributable to payments of outstanding obligations of the Company incurred in the course of business.

As of August 31, 2015 we had Notes Payable of $413,539 and as of August 31, 2014 we had Notes Payable of $383,440. The increase in Notes Payable of approximately 7.8% is primarily attributable to:

(a)	$21, 670 in borrowings during the twelve months ended August 31, 2015 from the Company’s Chief Executive Officer.
(b)	$153, 800 in borrowings during the twelve months ended August 31, 2015 from unaffiliated third parties
(c)	1,629 in borrowings during the twelve months ended August 31, 2015 from Regen Biopharma, Inc. David Koos, the Company’s Chairman and CEO, is also the Chairman and CEO of Regen of Regen Biopharma, Inc.

Offset by:

(a)	Repayment of $100,000 of principal indebtedness to the Company’s Chief Executive Officer
(b)	Repayment of $7,000 of principal indebtedness to an unaffiliated third party..
(c)	Satisfaction of $40,000 of principal debt owed to third party lenders through the issuance of equity securities of the Company during the year ended August 31, 2015

As of August 31, 2015 we had Accrued Expenses of $279,574 and as of August 31, 2014 we had Accrued Expenses of $182,549

The increase in Accrued Expenses of approximately 53% is primarily attributable to:

(a)	$100,000 of expenses incurred as a result of that agreement entered into by and between Regen Biopharma, Inc. ( “Regen”) and Zander Therapeutics, Inc. ( “Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen for non-human veterinary therapeutic use for a term of fifteen years.
(b)	$27,525 of accruals of interest payable during the twelve months ended August 31, 2015.
(c)	accrual of salary due and payable to David Koos of $120,000 during the twelve months ended August 31, 2015

Offset by:

Payment of accrued salaries owed to a non management employee of $2,500

Satisfaction of $148,000 of accrued salary owed to David Koos through the issuance of equity securities of the Company

.Material Changes in Results of Operations

Revenues from continuing operations were $0 for the fiscal year ended August 31, 2015 and $0 for the fiscal year ended August 31, 2014 . Net losses from continuing operations were$485,274 for the fiscal year ended August 31, 2015 and $1,416,943 for the fiscal year ended August 31, 2013.

The decrease in Net Losses from continuing operations of approximately 65% is primarily attributable to the recognition by the Company of $600,994 of losses attributable to issuance of stock below fair value during the twelve months ended August 31, 2014 and the recognition by the company of $420,369 of expenses attributable to issuance of common stock below par value during the twelve months ended August 31, 2014.

As of August 31, 2015 we had $2,159 cash on hand and current liabilities of $807,538 such liabilities consisting of Accounts Payable, Notes Payable, Amounts due to Others and Accrued Expenses.

We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

We currently plan to raise additional funds primarily by offering securities for cash.

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

As of November 18, 2015 we are not party to any binding agreements which would commit Entest to any material capital expenditures.

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

PCAOB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Entest Biomedical Inc.

We have audited the accompanying consolidated balance sheets of Entest Biomedical, Inc. as of August 31, 2014 and 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2015. Entest Biomedical, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entest Biomedical, Inc. as of August 31, 2014 and 2015, and the related statements of operations, stockholders’ equity (deficit), and the results of its operations and cash flows for each of the years in the two-year period ended August 31, 2015. in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has no revenues, has negative working capital at August 31, 2015, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale & Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

November 23, 2015

ENTEST BIOMEDICAL, INC.
Consolidated Balance Sheet
	As of	As of
	August 31, 2015	August 31, 2014

ASSETS
Current Assets
Cash	$2,159	$734
Due from Affiliate
Current Portion of Prepaid Expenses	8,000	8,000
Accrued Rent Receivable	10,000
Total Current Assets	$20,159	$8,734

Property & Equipment (Net of Accumulated Depreciation)		1,919

TOTAL ASSETS	$20,159	$10,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	106,425	115,849
Notes Payable	413,539	383,440
Due to Other	8,000	8,000
Accrued Expenses	279,574	182,549
Total Current Liabilities	807,538	689,838

TOTAL LIABILITIES	$807,538	$689,838

STOCKHOLDERS' EQUITY
Common Stock, authorized 500,000,000 shares as of August 31, 2015 and 6,000,000,000 shares as of August 31, 2014; issued and outstanding 32,170,472 (par value $0.0001) shares and 14,703,805 (par value $0.0001) as of August 31, 2015 and August 31, 2014 respectively	$3,211	$1,464
Preferred Stock ,par value $0.0001 5,000,000 shares authorized,

Series AA Preferred Stock, 100,000 shares authorized, 667 shares, par value $0.0001, issued and outstanding at August 31, 2015 and 667 shares (par value $0.0001) as of August 31, 2014	0	0
Series B Preferred Stock, 4,400,000 shares authorized, 28009 ( par value $0.0001) issued and outstanding as of August 31, 2015 and 28,0009 (par value $0.0001) issued and outstanding as of August 31, 2014 Series AAA Preferred, 300,000 shares authorized, $0.0001 par value 533 shares outstanding as of August 31, 2015 and 533 shares outstanding as of August 31, 2014	0	0
NonVoting Convertible Preferred ($1 par value) 200,000 shares authorized, 0 and 0 issued and outstanding as of August 31, 2015 and August 31, 2014,respectively	0	0
Additional Paid in Capital	5,833,654	5,458,321
Contributed Capital	274,162	274,162
Accumulated Deficit	$(6,898,409)	$(6,413,135)

Total Stockholders' Equity	$(787,379)	$(679,185)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$20,159	$10,653

*All stock amounts have been retroactively adjusted to reflect a 1 for 150 reverse stock split of all issued series of stock with the exception of the Corporation’s authorized Non Voting Convertible Preferred Stock effective as of July 27, 2015.

The Accompanying Notes are an integral part of these Financial Statements.

ENTEST BIOMEDICAL INC.
Consolidated Statement of Operations
	Year Ended August 31,	Year Ended August 31,
	2015	2014

TOTAL REVENUE	$0	$0

COSTS AND EXPENSES
Research and Development	104,000	0
Rent Costs	40,062	38,517
General and Administrative	233,621	265566
Consultant's Expenses	63,438	76,032
Total Costs and Expenses	441,121	380,115

OPERATING LOSS	$(441,121)	$(380,115)

OTHER INCOME AND EXPENSE
Rental income	51,871
Gain on issuance of Stock above fair value	0	6,000
Other Income	0	5,700
Loss on issuance of stock below fair value	(65,880)	(600,994)
Interest Expense	(28,225)	(27,165)
Expense attributable to issuance of common shares below par value	0	(420,369)
Impairment of Property and Equipment	(1,919)
TOTAL OTHER INCOME AND EXPENSE	$(44,153)	$(1,036,828)

LOSS BEFORE INCOME TAXES	(485,274)	(1,416,943)
Income Taxes	0	0

NET LOSS

NET LOSS from Continuing Operations	(485,274)	(1,416,943)

Net Income (Loss) from discontinued operations	0	(3,753)

NET LOSS available to common shareholders	$(485,274)	$(1,420,696)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	$(0.028)	$(0.145)

BASIC AND DILUTED EARNINGS(LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17,443,795	9,804,839

*All stock amounts have been retroactively adjusted to reflect a 1 for 150 reverse stock split of all issued series of stock with the exception of the Corporation’s authorized Non Voting Convertible Preferred Stock effective as of July 27, 2015.

The Accompanying Notes are an integral part of these Financial Statements.

Entest BioMedical, Inc.
Consolidated Statement of Stockholders' Equity
For the Years Ended August 31, 2014 and August 31, 2015
	Common		Series AA Preferred		Series AAA Preferred		Series B Preferred		Non Voting Convertible Preferred		Additional Paid-in	Contributed	Accumulated Deficit during the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Total
Balance August 31 2013	3,745,712	$3,746	33	$0	0	$0	21,343	$21	24,775	$24,775	$4,002,857	$274,162	$(4,992,439)	$(686,878)
Common Shares Issued for debt 9/4/2013	185,915	186									27,701			27,887
Common Shares issued for Debt 9/16/2013	186,667	187									27,813			28,000
Common Shares issued for Debt 9/20/2013	138,803	139									20,682			20,821
Common Shares issued for Nonvoting Convertible Preferred 9/23/2013	262,169	262							(24,775)	(24,775)	39,062			14,550
Common Shares issued for Debt 9/24/2013	186,325	186									27,762			27,949
Common Shares issued for Debt 9/27/2014	186,325	186									27,762			27,949
Common Shares issued for Debt 9/30/2013	400,000	400									59,600			60,000
Common Shares issued for Debt 10/02/2013	165,657	166									24,682			24,848
Common Shares issued for Debt 10/08/2013	184,848	185									27,542			27,727
Common Shares issued for Debt 10/09/2013	186,667	187									27,813			28,000
Common Shares issued for Debt 10/10/2013	185,185	185									27,592			27,778
Common Shares issued for Debt 10/14/2013	400,000	400									59,600			60,000
Common Shares issued for Debt 10/15/2013	185,185	185									27,592			27,778
Common Shares issued for Debt 10/18/2013	137,680	138									20,514			20,652
Common Shares issued for Debt 10/22/2013	183,333	183									27,316			27,500
Common Shares issued for Debt 10/22/2013	183,333	183									27,316			27,500
Common Shares issued for Debt 10/24/2013	183,333	183									27,316			27,500
Common Shares issued for Debt 11/13/2013	400,000	400									59,600			60,000
Preferred Shares issued for Accrued Salaries 1/20/2014			633	1							9,999			10,000
Reduction in par vale 1/24/2014		(6,924)		(1)				(19)			6,944			0
Preferred Shares issued for Accrued Salaries 1/20/2014							6,667	1			999			1,000
Common Shares issued for Debt 1/24/2014	100,000	10									8,991			9,001
Common Shares issued for debt 1/28/2014	766,667	77									68,923			69,000
Common Shares issued for Debt 3/03/2014	833,333	83									87,417			87,500
Common Shares issued for Debt 3/13/2014	933,333	93									97,907			98,000
Common Shares issued for Debt 3/28/2014	1,033,333	103									139,397			139,500
Common Shares issued for Debt 4/22/2014	1,133,333	113									135,887			136,000
Common Shares issued for Debt 5/16/2014	833,333	83									74,917			75,000
Preferred Shares issued for Accrued Salaries 5/22/2014					533	0					10,000			10,000
Common Shares issued for Debt 8/07/2014	1,300,000	130									97,371			97,501
Common shares issued for compensation 8/11/2014	83,333	8									6,242			6,250
Restricted Stock Expense Recognized											123200			123,200

Net Loss Year Ended August 31, 2014													(1,416,943)	(1,416,943)
Discontinued Operations													(3,753)	(3,753)
Balance August 31, 2014	14,703,805	$1,464	667	$0	533	$0	28,009	$3	0	$0	$5,458,321	$274,162	$(6,413,135)	$(679,185)
Common Shares issued for Debt 10/22/2014	1,333,333	133									39,867			40,000
Common Shares issued for Debt 5/19/2015	1,333,333	133									19,866			20,000
Common Shares issued for accrued salaries 7/31/2015	14800000	1480									192,400			193,880
Restricted Stock Expense Recognized											123,200			123,200
Net Loss Year Ended August 31, 2015													(485,274)	(485,274)
Balance August 31, 2015	32,170,472	$3,211	667	$0	533	$0	28,009	$3	0	$0	$5,833,654	$274,162	$(6,898,409)	$(787,379)

*All stock amounts have been retroactively adjusted to reflect a 1 for 150 reverse stock split of all issued series of stock with the exception of the Corporation’s authorized Non Voting Convertible Preferred Stock effective as of July 27, 2015.

The accompanying Notes are an integral part of these Financial Statements.

ENTEST BIOMEDICAL, INC.
Consolidated Statement of Cash Flows

	Year Ended	Year Ended
	August 31, 2015	August 31, 2014
OPERATING ACTIVITIES

Net (loss)	$(485,274)	$(1,416,943)
Adjustments to reconcile net loss to net cash used to Operating Activities:
Depreciation Expense	0	270
Amortization Expense	0
Preferred Stock issued for accrued compensation	0	21,000
Changes in Operating Assets and Liabilities:
Common Stock issued for accrued compensation	148,000
Increase (Decrease) in Accounts Payable	(9,424)	14,234
(Increase) Decrease in Due from Affiliate	0	34,895
(Increase) Decrease in Accrued Rental Income Receivable	(10,000)
Increase (Decrease) in Accrued Expenses	97,025	(75,764)
Stock issued as compensation to employees		6,250
Loss due to Impairment of Property and Equipment	1919
Net Cash Provided Used in Operating Activities	$(257,754)	$(1,416,058)

Expenses incurred resulting from issuance of stock for less than par	0	420,369
(Increase ) Decrease in gain on issuance of stock for more than fair value	0	(6,000)
Increase (Decrease) in loss on issuance of stock for less than fair value	65,880	600,994
Increase (Decrease) in common stock issued for expenses	0
Increase (Decrease) in Notes Payable	70,099	267,952
Increase (Decrease) in Additional paid in Capital	123,200	123,200
increase ( Decrease) in Common Stock issued for expenses		4,420
Net Cash Provided by Financing Activities	$259,179	$1,410,935

Profit(Loss) from discontinued operations	0	(3,753)
Net (Decrease) Increase in Cash	$1,425	$(8,876)

Cash at Beginning of Period	$734	$9,610

Cash at End of Period	$2,159	$734

Supplemental Disclosure of Noncash investing and financing activities:
Stock issued in payment of Debt	40,000	258,156
Cash paid During the Year for:
Interest:	$700	$2,120
Income Taxes:	$0	$0

The Accompanying Notes are an integral part of these Financial Statements.

Entest BioMedical, Inc.

Notes to Consolidated Financial Statements

As of August 31, 2015

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Entest Biomedical, Inc ( The “Company”) was incorporated in the State of Nevada on September 24, 2008 as JB Clothing Corporation.  Until July 10, 2009, the Company’s principal business objective was the offering of active/leisure fashion design clothing.

On July 10, 2009 the Company abandoned its efforts in the field of active/leisure fashion design clothing when it acquired 100% of the share capital of Entest BioMedical, Inc., a California corporation, (“Entest CA”).

On June 18, 2015 the Company formed Zander Therapeutics, Inc. (“Zander”) , a Nevada corporation and a wholly owned subsidiary of the Company.

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

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Entest CA and Zander;. the Company’s wholly owned subsidiaries. Significant inter-company transactions have been eliminated.

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

E. PROPERTY AND EQUIPMENT

As of August 31, 2015 Property and Equipment consists of $0. An impairment charge of $1,919 has been recognized by the Company on one personal computer during the quarter ended August 31, 2015 as the Company has determined that the equipment has no value due to obsolescence.

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

The Company’s financial instruments as of August 31, 2015 consisted of $ 413,539 of Notes Payable and $8,000 due to TheraCyte, Inc.. The fair value of all of the Company’s financial instruments as of August 31, 2015 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of August 31, 2015 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $6,898,409 during the period from August 22, 2008 (inception) through August 31, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds primarily by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5.  NOTES PAYABLE

As of August 31, 2015

Notes Payable:

Bio Technology Partners Business Trust	$159,000
The Sherman Family Trust (10% Interest)	$38,500
The Sherman Family Trust (0% Interest)	$160,500
Regen BioPharma Inc. ( See Note 6)	$12,051
David Koos ( See Note 6)	$29,488
Dunhill Ross Partners, Inc.	$14,000-
Total	$413,539

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

NOTE 6.  RELATED PARTY TRANSACTIONS

As of August 31, 2015 the Company remains indebted to David R. Koos in the principal amount of $29,488  due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

As of August 31, 2015 the Company remains indebted to Regen Biopharma, Inc. in the principal amount of $12,051  due and payable in whole or in part at the demand of Regen Biopharma, Inc and bearing simple interest at a rate of 10% per annum. David Koos, the Company’s Chairman and CEO, is also the Chairman and CEO of Regen of Regen Biopharma, Inc.

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

On June 23, 2015 Regen Biopharma, Inc. ( “Regen”) entered into an agreement (“Agreement”) with Zander whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years.

Pursuant to the Agreement, Zander shall pay to Regen one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on the first anniversary of the effective date of the Agreement and each subsequent anniversary.

The abovementioned payments may be made, at Zander’s discretion, in cash or newly issued common stock of Zander or in common stock of Entest BioMedical Inc. valued as of the lowest closing price on the principal exchange upon which said common stock trades publicly within the 14 trading days prior to issuance.

Pursuant to the Agreement, Zander shall pay to Regen royalties equal to four percent (4%) of the Net Sales , as such term is defined in the Agreement, of any Licensed Products, as such term is defined in the Agreement, in a Quarter.

Pursuant to the Agreement, Zander will pay Regen ten percent (10%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by Zander from sublicensees ( excluding royalties from sublicensees based on Net Sales of any Licensed Products for which Regen receives payment pursuant to the terms and conditions of the Agreement).

Zander is obligated pay to Regen minimum annual royalties of ten thousand US dollars ($10,000) payable per year on each anniversary of the Effective Date of this Agreement, commencing on the second anniversary of June 23, 2015. This minimum annual royalty is only payable to the extent that royalty payments made during the preceding 12-month period do not exceed ten thousand US dollars ($10,000).

The Agreement may be terminated by Regen:

If Zander has not sold any Licensed Product by ten years of the effective date of the Agreement or Zander has not sold any Licensed Product for any twelve (12) month period after Zander’s first commercial sale of a Licensed Product.

The Agreement may be terminated by Zander with regard to any of the License IP if by five years from the date of execution of the Agreement a patent has not been granted by the United States patent and Trademark Office to Regen with regard to that License IP.

The Agreement may be terminated by Zander with regard to any of the License IP if a patent that has been granted by the United States patent and Trademark Office to Regen with regard to that License IP is terminated.

The Agreement may be terminated by either party in the event of a material breach by the other party.

NOTE 7.  INCOME TAXES

As of August 31, 2015
Deferred tax assets:
Net operating tax carry forwards	$2,350,009
Other	-0-

Gross deferred tax assets	2,350,009
Valuation allowance	(2,350,009)
Net deferred tax assets	$-0-

As of  August 31, 2015  the Company has a Deferred Tax Asset of $ 2,350,009 completely attributable to net operating loss carry forwards of approximately $ 6,912,056 (which expire 20 years from the date the loss was incurred) consisting of:

(a) $ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and

(b) $ 6,898,409 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 12. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2015:

Common Stock:

$0.0001 par value, 500,000,000 shares authorized and 32,170,472 shares issued and outstanding as of August 31, 2015.

Preferred Stock:

$0.0001 par value 5,000,000 shares authorized of which:

(a)	100,000 are authorized as Series AA Preferred Stock of which 667 shares are issued and outstanding as of August 31, 2015 and
(b)	4,400,000 are authorized as Series B Preferred Stock of which 28,009 shares are issued and outstanding as of August 31, 2015 and
(c)	300,000 are authorized as Series AAA Preferred Stock of which 533 shares are issued and outstanding as of August 31, 2015.

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

200,000 shares authorized of which 0 shares are issued and outstanding as of  August 31, 2015 .

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

 On July 2, 2015 the Company filed a Certificate of Change with the Nevada Secretary of State authorizing changes to the Company’s Articles of Incorporation.

The changes are as follows:

(i)	Authorized common shares have been reduced from 6,000,000,000 to 500,000,000 authorized shares.
(ii)	A 1 for 150 reverse stock split of all issued series of stock with the exception of the Corporation’s authorized Non Voting Convertible Preferred Stock. One share of Common Stock will be issued after the exchange for one hundred and fifty shares of Common Stock issued. One share of each series of preferred Stock (with the exception of the Corporation’s authorized Non Voting Convertible Preferred Stock) will be issued after the exchange for one hundred and fifty shares of each series of Preferred Stock issued

The changes became effective July 27, 2015.

NOTE 13. STOCK TRANSACTIONS

During the year ended August 31, 2015:

On October 22, 2014 the Company issued 1,333,334 shares of the Company’s Common Stock in satisfaction of $20,000 of principal indebtedness.

On May 19, 2014 the Company issued 1,333,334 shares of the Company’s Common Stock in satisfaction of $20,000 of principal indebtedness.

On July 31, 2015 the Company issued 14,800,000 shares of the Company’s Common Stock in satisfaction of $148,000 of accrued salary due to the Company’s Chief Executive Officer.

All stock amounts have been retroactively adjusted to reflect a 1 for 150 reverse stock split of all issued series of stock with the exception of the Corporation’s authorized Non Voting Convertible Preferred Stock effective as of . July 27, 2015.

NOTE 14. SUBSEQUENT EVENTS

On September 28, 2015 the Company issued 8,000,000 shares of the Company’s Common Stock to Regen Biopharma, Inc. in satisfaction of that license initiation fee due and payable to Regen Biopharma, Inc. pursuant to the terms and conditions of that agreement whereby Regen Biopharma, Inc. granted to Zander Therapeutics Inc. an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen Biopharma, Inc. for non-human veterinary therapeutic use for a term of fifteen years.( See Note 6).

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of August 31, 2015. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and acting CFO. He functions as the Company’s principal executive officer and principal financial officer.

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

(c) There have been no changes during the quarter ended August 31, 2015 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Koos Chairman, President and CEO	9/1/2014 - 8/31/2015	$120,000*	0	$193,880****	0	0	0	0	0	$313,880

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)(a)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Koos Chairman, President and CEO	9/1/2013 - 8/31/2014	$120,000**	0	11,000***	0	0	0	0	0	$131,000

* Includes $120,000 in salary earned by David Koos which was accrued but unpaid for the fiscal year ended August 31, 2015

** Includes 120,000  in salary earned by David Koos which was accrued but unpaid for the fiscal year ended August 31, 2014

*** On January 20, 2014 the Company issued to David Koos 95,000 Series AA pre split Preferred shares in satisfaction of $10,000 of salary accrued but unpaid and 1,000,000 pre split Series B Preferred shares in satisfaction of $1,000 of salary accrued but unpaid

 **** On July 31, 2105 the Company issued to David Koos 14,800,000 Common Shares with a fair value of $193,880 in satisfaction of $14,800 of salary accrued but unpaid

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of November 18, 2015 for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group. As of November 18, 2015 the Company had 40,170,472  common shares outstanding, 28,009 Series B Preferred Shares outstanding , 667 Series AA Preferred Shares outstanding, and 533 Series AAA Preferred Shares outstanding

Based on    40,170,472 shares issued and outstanding as of  November 18, 2015

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	David R. Koos* C/o Entest Bio Medical Inc., Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	23,300,001	58%

Common	All Officers and Directors As a Group	23,300,001	3.1%

*Includes 66,667 common shares owned by Bio-Matrix Scientific Group, Inc. (David Koos is CEO, President and Chairman of Bio-Matrix Scientific Group, Inc.). Includes 8,000,000 common shares owned by Regen Biopharma, Inc. (David Koos is CEO and Chairman of Regen Biopharma, Inc.)

.

Based on 28,009 shares issued and outstanding as of  November 18, 2015

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Series B Preferred	David R. Koos* C/o Entest Bio Medical Inc., Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	15,001	53.6%

Series B Preferred	Sleezer family Trust c/o Charles Sleezer 12550 Carson Street Hawaiian Gardens, CA	4,584	16.4%

Series B Preferred	Ronald J. Titterington and Kathy Snell 3880 W 11th Street Eugene Oregon	2,084	7.4%
Series B Preferred	All Officers and Directors as a Group*	15,001	53.6%

*Includes 8,334 Series B Preferred  shares owned by Bio-Matrix Scientific Group, Inc. (David Koos is CEO, President and Chairman of Bio-Matrix Scientific Group, Inc.).

Based on 667 shares issued and outstanding as of  November 18, 2015

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AA Preferred Shares	David R. Koos C/o Entest Bio Medical Inc., Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	667	100%
Series AA Preferred Shares	All Officers and Directors As a Group	667	100%

Based on 533 shares issued and outstanding as of  November 18, 2015

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AAA Preferred Shares	David R. Koos C/o Entest Bio Medical Inc., Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	533	100%
Series AAA Preferred Shares	All Officers and Directors As a Group	533	100%

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended August 31, 2015 , David Koos loaned the Company $21,670 . These loans are due and payable at the demand of David Koos and bear simple interest at a rate of 15% per annum. During the years ended August 31, 2015 the Company repaid Davis Koos $100,000 of principal indebtedness owed to Koos by the Company.

As of August 31, 2015 the Company remains indebted to David R. Koos in the principal amount of $29,488  due and payable at the demand of David  Koos and bearing simple interest at a rate of 15% per annum.

During the year ended August 31, 2015 Regen Biopharma Inc., a company under common control, lent the Company $1,629 due and payable in whole or in part at the demand of Regen Biopharma, Inc and bearing simple interest at a rate of 10% per annum. As of August 31, 2015 the Company is indebted to Regen Biopharma Inc. in the amount of $12,051. This amount is due and payable in whole or in part at the demand of Regen Biopharma, Inc and bears simple interest at a rate of 10% per annum.

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

The rent payable to Entest BioMedical, Inc. by the subtenant is equal to Five Thousand Dollars per month ($5,000) and is to be paid in at such time specified in accordance with the original lease agreement between the Entest BioMedical, Inc. (“Entest”) and the lessor. All charges for utilities connected with premises which are to be paid under the master lease shall be paid by Regen Biopharma, Inc. for the term of this sublease to the extent that such charges exceed the difference between the rent payable to the lessor by Entest under the master lease and the rent payable to Entest by Regen Biopharma, Inc. As of August 31, 2015, Regen Biopharma Inc owes the Company the amount of $10,000 of accrued rent.

On June 23, 2015 Regen Biopharma, Inc. ( “Regen”) entered into an agreement (“Agreement”) with Zander whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years.

Pursuant to the Agreement, Zander shall pay to Regen one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on the first anniversary of the effective date of the Agreement and each subsequent anniversary.

The abovementioned payments may be made, at Zander’s discretion, in cash or newly issued common stock of Zander or in common stock of Entest BioMedical Inc. valued as of the lowest closing price on the principal exchange upon which said common stock trades publicly within the 14 trading days prior to issuance.

Pursuant to the Agreement, Zander shall pay to Regen royalties equal to four percent (4%) of the Net Sales , as such term is defined in the Agreement, of any Licensed Products, as such term is defined in the Agreement, in a Quarter.

Pursuant to the Agreement, Zander will pay Regen ten percent (10%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by Zander from sublicensees ( excluding royalties from sublicensees based on Net Sales of any Licensed Products for which Regen receives payment pursuant to the terms and conditions of the Agreement).

Zander is obligated pay to Regen minimum annual royalties of ten thousand US dollars ($10,000) payable per year on each anniversary of the Effective Date of this Agreement, commencing on the second anniversary of June 23, 2015. This minimum annual royalty is only payable to the extent that royalty payments made during the preceding 12-month period do not exceed ten thousand US dollars ($10,000).

The Agreement may be terminated by Regen:

If Zander has not sold any Licensed Product by ten years of the effective date of the Agreement or Zander has not sold any Licensed Product for any twelve (12) month period after Zander’s first commercial sale of a Licensed Product.

The Agreement may be terminated by Zander with regard to any of the License IP if by five years from the date of execution of the Agreement a patent has not been granted by the United States patent and Trademark Office to Regen with regard to that License IP.

The Agreement may be terminated by Zander with regard to any of the License IP if a patent that has been granted by the United States patent and Trademark Office to Regen with regard to that License IP is terminated.

The Agreement may be terminated by either party in the event of a material breach by the other party.

 On September 28, 2015 the Company issued 8,000,000 shares of the Company’s Common Stock to Regen Biopharma, Inc. in satisfaction of that license initiation fee due and payable to Regen Biopharma, Inc. pursuant to the terms and conditions of the Agreement.

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

The following table sets forth the aggregate fees billed to us by Seale and Beers , CPAs during the period beginning September 1, 2014 and ending August 31, 2015:

Audit Fees	$15,023
Audit Related Fees	13,500
Tax Fees	0
All Other Fees	0
$28,023

 Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

Audit Related Fees:   Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. During the year ended August 31, 2015 these fees were primarily derived from review of financial statements in the Company's Form 10Q Reports.

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

31

Item 15. Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description
	3(i)(a)	Articles of Incorporation
	3(ii)(b)	Bylaws
	10.1 ( c)	Agreement by and Between David Koos and the Company
	10.2 (Incorporated by Reference to Exhibit 10.2 of the Company’s Form S-1 filed June 12, 2012)	Terms of Employment Agreement by and between the Company and Tammy Reynolds
	10.3 (d)	August 2010 Agreement by and between the Company and TheraCyte, Inc.
	10.3 (e)	Asset Purchase Agreement by and between the Company, Dr. Gregory McDonald and Pet Pointers
	10.4 (f)	Exhibit A to Asset Purchase Agreement by and between the Company, Dr. Gregory McDonald and Pet Pointers
	10.5 (g)	Exhibit B to Asset Purchase Agreement by and between the Company, Dr. Gregory McDonald and Pet Pointers
	10.6 (h)	CRO Agreement by and between the Company and RenovoCyte LLC
	3(i)(2)(i)	Certificate of Designations Series AA Preferred Stock
	10.7(j)	8% ASHER NOTE $42,500
	10.8(k)	8% ASHER NOTE $37,500
	10.9(l)	8% ASHER NOTE $35,000
	10.10(m)	8% ASHER NOTE $32,500
	3(i)(3) (n)	Amendment to Certificate of Incorporation dated June 4, 2009
	3(ii)(2) (o)	Bylaws of Entest Biomedical, inc., a California corporation and wholly owned subsidiary of the Registrant
	3(i)(4) (p)	Certificate of Incorporation of Entest Biomedical, inc., a California corporation and wholly owned subsidiary of the Registrant
	10.11(q)	8% ASHER NOTE $37,500
	3(i)(5) ( r)	Certificate of Designations Series B Preferred Stock
	3(i) (6)(s)	Amendment to Certificate of Incorporation
	10.12 (t)	Equity purchase Agreement, Southridge Feb 27, 2012
	10.13(u)	Registration Rights Agreement, Southridge
	10.14(Incorporated by Reference to Exhibit 10.14 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 Bio Technology Partners Business Trust
	10.15(Incorporated by Reference to Exhibit 10.15 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 Venture Bridge Advisors, Inc.
	10.16(Incorporated by Reference to Exhibit 10.16 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 Bombardier Pacific ventures
	10.17(Incorporated by Reference to Exhibit 10.17 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 David Koos
	3(i)(7) (v)	Amendment to Certificate of Incorporation
	10.18(Incorporated by Reference to Exhibit 10.18 of the Company’s Form S-1 filed June 12, 2012)	Agreement amending terms of outstanding Debt by the Company
	10.19(Incorporated by Reference to Exhibit 10.19 of the Company’s Form S-1 filed June 12, 2012)	Agreement amending terms of outstanding Debt by the Company
	10.20(Incorporated by Reference to Exhibit 10.20 of the Company’s Form S-1 filed June 12, 2012)	Agreement amending terms of outstanding Debt by the Company
	10.21(w)	Form of Bonus Share Agreement
	5.1	Opinion Regarding Legality
	14 (y)	Code of Ethics
	10.24 (aaaa)	Assignment dated June 15, 2009 by and between Entest Biomedical, Inc. and Bio-Matrix Scientific Group, Inc.
	10.22 (z)	Lease
	3(i)(8) (aa)	Text of Amendment to Certificate of Incorporation
	10.23 (aaa)	8% ASHER NOTE $42,500
	10.24 (aaaa)	Assignment dated June 15, 2009 by and between Entest Biomedical, Inc. and Bio-Matrix Scientific Group, Inc.
	10.25(Incorporated by Reference to Exhibit 10.25 of the Company’s Form S-1 filed June 12, 2012)	Advisory Board Letter Agreement
	10.26 (aaaaa)	Equity Purchase Agreement Southridge June 1 2012
	10.27(Incorporated by Reference to Exhibit 10.27 of the Company’s Form S-1 filed June 12, 2012)	Amendment to Registration Rights Agreement
	10.28(Incorporated by Reference to Exhibit 10.28 of the Company’s Form S-1 filed June 12, 2012)	Termination Letter February 27 Equity Purchase Agreement
	10.29(zzzzzzzz1)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
	10.30(zzzzzzzz2)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
	10.31(zzzzzzzz3)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
	10.32(zzzzzzzz4)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
	10.33(zzzzzzzz5)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
	10.34(zzzzzzzz6)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
	10.35 ( incorporated by Reference to Exhibit 10.35 of the company’s amended Form S-1 Filed August 17, 2012)	ASHER NOTE $63,000
	10.36( incorporated by Reference to Exhibit 10.36 of the company’s amended Form S-1 Filed August 17, 2012)	TERMS OF COMPENSATION DAVID KOOS
	10.37 (zzzzzzzz7)	ASHER NOTE $63,000
	10.38 (incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed December 12, 2012) 3.i (8) (Incorporated by Reference to Exhibit 3(i) of the Company’s 8-K filed October 19, 2012)	Settlement Agreement with G. McDonald
	10.39 (incorporated by reference to Exhibit 10.39 of the Company’s 10-K for the year ended August 31, 2012)	Line of Credit Promissory Note Sherman family Trust
Exhibit 10.40 SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE (incorporated by reference to exhibit 10.1 of the Company’s 8-K filed March 12, 2013)
	3(1)(8)(zzzzzzzz8)	Text of Amendment to Certificate of Incorporation
	3(i)(9) (zzzzzzzz9)	Certificate of Designations
	3(i) (10) (zzzzzzzz10)	Text of Amendment to Certificate of Incorporation
	10.41((zzzzzzzz11)	Employment Offer
	10.42 (ab1)	Sublease Agreement
	10.43 (ab2)	Amendment to Sublease Agreement
	10.44 (ab3) 3(i)(a)(ab4)	AGREEMENT BY AND BETWEEN REGEN BIOPHARMA, INC. AND ZANDER THERAPEUTICS, INC. dated September 28, 2015
	10.45 (ab5)	CERTIFICATE OF CHANGE AGREEMENT BY AND BETWEEN REGEN BIOPHARMA, INC. AND ZANDER THERAPEUTICS, INC. dated September 28, 2015

	31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
	31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
	32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
	32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(a)	Incorporated by Reference to Exhibit 3(1) of the Company's Form S-1 Filed November 4, 2008
(b)	Incorporated by Reference to Exhibit 3(2) of the Company's Form S-1 Filed November 4, 2008
( c)	Incorporated by Reference to Exhibit 10(1) of the Company's Form10-K Filed November 17, 2009
(d)	Incorporated by Reference to Exhibit 10(1) of the Company's Form10-K Filed November 16, 2010
(e)	Incorporated by Reference to Exhibit 10(1) of the Company's Form 8-K Filed December 17, 2010
(f)	Incorporated by Reference to Exhibit 10(2) of the Company's Form 8-K Filed December 17, 2010
(g)	Incorporated by Reference to Exhibit 10(3) of the Company's Form 8-K Filed December 17, 2010
(h)	Incorporated by Reference to Exhibit 10(3) of the Company's Form 8-K Filed October 24, 2011
(i)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed June 10, 2011
(j)	Incorporated by Reference to Exhibit 10(9) of the Company's Form 10-K filed November 3 2011
(k)	Incorporated by Reference to Exhibit 10(10) of the Company's Form 10-K filed November 3 2011
(l)	Incorporated by Reference to Exhibit 10(11) of the Company's Form 10-K filed November 3 2011
(m)	Incorporated by Reference to Exhibit 10(12) of the Company's Form 10-K filed November 3 2011
(n)	Incorporated by Reference to Exhibit 3(i) (2)of the Company's Form 8-K Filed June 10, 2011
(o)	Incorporated by Reference to Exhibit 3(ii) of the Company's Form 8-K Filed June 10, 2011
(p)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed June 10, 2011
(q)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed January 11, 2012
( r)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed February 9, 2012
(s)	Incorporated by Reference to Exhibit (3)(i) of the Company's Form 10-Q Filed February 9, 2012
(t)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed February 9, 2012
(u)	Incorporated by Reference to Exhibit 10.2 of the Company's Form 10-Q Filed February 9, 2012
(v)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed March 22, 2012
(w)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 8-K Filed April 5, 2012
(x)	Filed as Exhibit 5.1
(y)	Incorporated by Reference to Exhibit 14 of the Company's Form10-K Filed November 17, 2009
(z)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed March 28, 2012
(aa)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed April 25, 2012
(aaa)	Incorporated by Reference to Exhibit 10 of the Company's Form 8-K Filed April 25, 2012
(aaaa)	Incorporated by Reference to Exhibit 10.2 of the Company's Form 8-K Filed July 10, 2009
(aaaaa)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 8-K Filed June 4, 2012

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
(zzzzzzz8) Incorporated by Reference to Exhibit 3(i) of the company’s Form 8-K dated January 24, 2014
(zzzzzzz9) Incorporated by Reference to Exhibit 3(i) of the company’s Form 8-K dated May 22, 2014
(zzzzzzz10) Incorporated by Reference to Exhibit 3(i) of the company’s Form 8-K dated July 14, 2014
(zzzzzzz11) Incorporated by Reference to Exhibit 10.1 of the company’s Form 8-K dated November 7, 2014
(ab1) Incorporated by Reference to Exhibit 10.1 of the company’s Form 10-Q filed January 13, 2015
(ab2) Incorporated by Reference to Exhibit 10.1 of the company’s Form 10-Q filed April 10, 2015
(ab3) Incorporated by Reference to Exhibit 10.1 of the company’s Form 8-K dated June 25, 2015
(ab4) Incorporated by Reference to Exhibit 3(i) of the company’s Form 8-K dated July 3, 2015
(ab5) Incorporated by Reference to Exhibit 10.1 of the company’s Form 8-K dated October 2, 2015

32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.

By:	/s/David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer
Date: November 25, 2015.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 25, 2014.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman of the Board of Directors, Chief Executive Officer, Acting Chief Financial Officer
Date: November 25, 2015.

33