Form 10-Q
period 2015-11-30
ENTEST BIOMEDICAL, INC.
filed 2016-01-14
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 30, 2015 there were 40,170,472 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check One) Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ENTEST BIOMEDICAL, INC.
Consolidated Balance Sheet
	As of	As of
	November 30, 2015	August 31, 2015
	(unaudited)

ASSETS
Current Assets
Cash	3,035	2,159
Current Portion of Prepaid Expenses	8,000	8,000
Accrued Rent Receivable	10,000	10,000
Total Current Assets	21,035	20,159

Total Assets	21,035	20,159

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	105,118	106,425
Notes Payable	421,051	413,539
Due to Other	8,000	8,000
Accrued Expenses	215,635	279,574

Total Current Liabilities	749,804	807,538

TOTAL LIABILITIES	749,804	807,538

STOCKHOLDERS' EQUITY
Common Stock, authorized 500,000,000 shares as of August 31, 2015 and November 30, 2015; issued and outstanding 32,170,472 (par value $0.0001) shares and 40,170,472(par value $0.0001) as of August 31, 2015 and November 30, 2015 respectively	4,011	3,211
Preferred Stock, par value $0.0001; 5,000,000 shares authorized:
Series AA Preferred Stock, 100,000 shares authorized, 667 shares, par value $0.0001, issued and outstanding at August 31, 2015 and as of November 30, 2015	0	0
Series B Preferred 4,400,000 shares authorized, 28,009 (par value $0.0001) issued and outstanding as of August 31, 2015 and November 30, 2015 respectively	3	3
Series AAA Preferred, 300,000 shares authorized, $0.0001 par value 533 shares outstanding as of August 31, 2015 and as of November 30, 2015	0	0
NonVoting Convertible Preferred ($1 par value) 200,000 shares authorized, 0 and 0 issued and outstanding as of August 31, 2015 and November 30, 2015, respectively	0	0
Additional Paid in Capital	6,055,654	5,833,654
Contributed Capital	274,162	274,162
Accumulated Deficit	(7,062,599)	(6,898,409)

Total Stockholders' Equity	(728,769)	(787,379)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	21,035	20,159

The accompanying Notes are an integral part of these Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 150 reverse stock split of all issued series of stock with the exception of the Corporation’s authorized Non Voting Convertible Preferred Stock effective as of . July 27, 2015.

ENTEST BIOMEDICAL INC.
Consolidated Statement of Operations (Unaudited)
	Quarter Ended November 30, 2015	Quarter Ended November 30, 2014

TOTAL REVENUE	0	0

COSTS AND EXPENSES
Research and Development	92,500	0
Rent Costs	10,113	9,723
General and Administrative	56,499	56,529
Consultant's Expenses	13,505	6,250
Total Costs and Expenses	172,617	72,502

OPERATING LOSS	(172,617)	(72,502)

OTHER INCOME AND EXPENSE
Rental income	15,000	8,500
Loss on issuance of stock below fair value	0	(20,000)
Interest Expense	(6,573)	(6,763)
TOTAL OTHER INCOME AND EXPENSE	8,427	(18,263)

LOSS BEFORE INCOME TAXES	(164,190)	(90,765)
income Taxes

NET LOSS

NET LOSS from continuing Operations	(164,190)	(90,765)

NET LOSS available to common shareholders	(164,190)	(90,765)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	37,770,472	15,281,583

The accompanying Notes are an integral part of these Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 150 reverse stock split of all issued series of stock with the exception of the Corporation’s authorized Non Voting Convertible Preferred Stock effective as of . July 27, 2015.

ENTEST BIOMEDICAL, INC.
Consolidated Statement of Cash Flows (Unaudited)

	Quarter Ended	Quarter Ended
	November 30, 2015	November 30, 2014

OPERATING ACTIVITIES
Net (loss)	(164,190)	(90,765)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable	(1,307)	(10,431)
Increase (Decrease) in Accrued Expenses	(63,939)	34,263
Increase (Decrease) in Additional paid in Capital	30,800	30,800
Increase (Decrease) in Common Stock issued for expenses	192,000	0
Net Cash Provided Used in Operating Activities	(6,636)	(36,133)

FINANCING ACTIVITIES
Increase (Decrease) in loss on issuance of stock for less than fair value	0	20,000
Increase (Decrease) in Notes Payable	7,512	17,250
Net Cash Provided by Financing Activities	7,512	37,250
Net (Decrease) Increase in Cash	876	1,117

Cash at Beginning of Period	2,159	734

Cash at End of Period	3,035	1,851

Supplemental Disclosure of Noncash investing and financing activities:

Stock issued in payment of Debt	$0	$20,000

The accompanying Notes are an integral part of these Financial Statements

Entest BioMedical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of November 30, 2015

The accompanying unaudited interim condensed consolidated financial statements of Entest Biomedical, Inc. (“Entest” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended August 31, 2015. In general, interim disclosures do not repeat those contained in the annual statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

E. PROPERTY AND EQUIPMENT

As of November 30, 2015 Property and Equipment consists of $0 of Computer equipment. An impairment charge of $1,919 has been recognized by the Company on one personal computer during the quarter ended August 31, 2015 as the Company has determined that the equipment has no value due to obsolescence.

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

The Company’s financial instruments as of November 30, 2015 consisted of $421,051 of Notes Payable and $8,000 due to TheraCyte, Inc.. The fair value of all of the Company’s financial instruments as of November 30, 2015 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of November 30, 2015 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $7,062,599 during the period from August 22, 2008 (inception) through November 30, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds primarily by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5.  NOTES PAYABLE

As of November 30, 2015
Notes Payable

Bio Technology Partners Business Trust	$159,000
The Sherman Family Trust (10% Interest)	$38,500
The Sherman Family Trust (0% Interest)	$160,500
Regen BioPharma Inc. ( See Note 6)	$12,051
Bostonia Partners	$37,000
Dunhill Ross Partners, Inc.	$14,000
Total	$421,051

Bio Technology Partners Business Trust has provided a line of credit to the Company in the amount of $200,000 or so much thereof as may be disbursed to, or for the benefit of the Company by Lender in Lender's sole and absolute discretion.   The unpaid principal of this line of credit bears simple interest at the rate of ten percent per annum. Interest is calculated based on the principal balance as may be adjusted from time to time to reflect additional advances or payments made hereunder. Principal balance and accrued interest shall become due and payable in whole or in part at the demand of the Lender. The Sherman Family Trust (10% Interest) has provided a line of credit to the Company in the amount of $700,000 or so much thereof as may be disbursed to, or for the benefit of the Company by Lender in Lender's sole and absolute discretion. The unpaid principal of this line of credit bears simple interest at the rate of ten percent per annum. Interest is calculated based on the principal balance as may be adjusted from time to time to reflect additional advances or payments made hereunder. Principal balance and accrued interest shall become due and payable in whole or in part at the demand of the Lender. $160,500 due to The Sherman Family Trust (0% Interest) is due and payable in whole or in part at the option of the Holder and bears no interest. Amounts due to Regen Biopharma Inc. are due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum. Amounts due to Dunhill Ross Partners, Inc. are due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum. $37,000 lent to the Company by Bostonia Partners is due and payable September 3, 2016 and bears simple interest at a rate of 10% per annum

NOTE 6.  RELATED PARTY TRANSACTIONS

As of November 30, 2015 the Company remains indebted to Regen Biopharma, Inc. in the principal amount of $12,051  due and payable in whole or in part at the demand of Regen Biopharma, Inc and bearing simple interest at a rate of 10% per annum. David Koos, the Company’s Chairman and CEO, is also the Chairman and CEO of Regen of Regen Biopharma, Inc.

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

On September 28, 2015 the Company issued 8,000,000 of its common shares to Regen in satisfaction of the license initiation fee.

NOTE 7.  INCOME TAXES

As of November 30, 2015

Deferred tax assets:
Net operating tax carry forwards	$2,405,924
Other	-0-

Gross deferred tax assets	2,405,924
Valuation allowance	(2,405,924
Net deferred tax assets	$-0-

As of  November 30, 2015  the Company has a Deferred Tax Asset of $ 2,405,924 completely attributable to net operating loss carry forwards of approximately $7,076,246 (which expire 20 years from the date the loss was incurred) consisting of:

(a) $ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and

(b) $ 7,062,599 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 12. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2015:

Common Stock:

$0.0001 par value, 500,000,000 shares authorized and 40,170,472 shares issued and outstanding as of November 30, 2015.

Preferred Stock:

$0.0001 par value 5,000,000 shares authorized of which:

(a)	100,000 are authorized as Series AA Preferred Stock of which 667 shares are issued and outstanding as of November 30, 2015 and
(b)	4,400,000 are authorized as Series B Preferred Stock of which 28,009 shares are issued and outstanding as of November 30, 2015 and
(c)	300,000 are authorized as Series AAA Preferred Stock of which 533 shares are issued and outstanding as of November 30, 2015.

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

If, upon any Liquidation, the assets of the Company shall be insufficient to pay the Liquidation Amount, together with declared and unpaid dividends thereon, in full to all holders of Series B Preferred Stock, then the entire net assets of the Company shall be distributed among the holders of the Series B Preferred Stock, ratably in proportion to the full amounts to which they would otherwise be respectively entitled and such distributions may be made in cash or in property taken at its fair value (as determined in good faith by the Board), or both, at the election of the Board.

Non Voting Convertible Preferred Stock having a $1.00 par value:

200,000 shares authorized of which 0 shares are issued and outstanding as of  November 30, 2015 .

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

The changes became effective July 27, 2015.

NOTE 13. STOCK TRANSACTIONS

During the quarter ended November 30, 2015:

On September 28, 2015 the Company issued 8,000,000 shares of the Company’s Common Stock in satisfaction of a license initiation fee due pursuant to that agreement by and between Zander and Regen Biopharma, Inc ( Note 6).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10K for the year ended August 31, 2015. All references to” We”, “Us”, “Company” or the “Company” refer to Entest BioMedical, Inc.

Material Changes in Financial Condition

As of November 30, 2015, we had Cash of $3,035 and as of August 31, 2015 we had Cash of $2159.

The increase in Cash of approximately 40.57 %  is primarily attributable to $37,000 being loaned to the Company by an unaffiliated third party lender during the quarter ended November 30, 2015 as well as cash rental payment of $5,000 received pursuant to the Company’s sublease agreement with Regen Biopharma, Inc. ( a company under common control with Entest) during the quarter ended November 30, 2015 offset by :

(a)	Repayment to the Company’s Chief Executive Officer of $29,488 of principal indebtedness and $512 in accrued interest during the quarter ended November 30, 2015
(b)	expenses incurred by the Company in the operation of its business during the quarter ended November 30, 2015

As of November 30, 2015, we had Accrued Expenses of $215,635 and as of August 31, 2015 we had Accrued Expenses of $279,574 .

The decrease in Accrued Expenses of approximately 22 %  is primarily attributable to the issuance by the Company of 8,000,000 common shares in satisfaction of $100,000 of expenses incurred pursuant to that agreement by and between Zander Therapeutics, Inc. and Regen Biopharma, Inc. ( a company under common control with Zander Therapeutics, Inc and the Company) entered into on June 23, 2015.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the three months ended November 30, 2015 and -0- for the three months ended November 30, 2014.  Net Losses from continuing operations were $164,190for the three months ended November 30, 2015 and $90,765 for the same period ended 2014.

The increase in Net Losses from continuing operations of approximately 81% is primarily attributable to :

(a)	$92,000 of Research and Development Expenses incurred during the quarter ended November 30, 2015
(b)	Greater Rental expenses incurred during the quarter ended November 30, 2015 when compared to the same period ended 2014.
(c)	Greater consulting expenses incurred during the quarter ended November 30, 2015 when compared to the same period ended 2014.

Offset by:

(a)	Greater Rental income recognized during the quarter ended November 30, 2015 when compared to the same period ended 2014
(b)	The recognition during the quarter ended November 30, 2014 of $20,000 of expenses resulting from the issuance by the Company of the Company’s equity securities for less than fair value.

As of  November 30, 2015 we had $3,035  cash current liabilities of $749,804 such liabilities consisting of Accounts Payable, Notes Payable, Amounts due to Others and Accrued Expenses.

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

We were not party to any material commitments for capital expenditures as of the end of the quarter ended November 30, 2015.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on September 1, 2015 and ending on November 30, 2015, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 28, 2015 the Company issued 8,000,000 shares of the Company’s Common Stock (“Shares”) in satisfaction of a license initiation fee due pursuant to an agreement by and between Zander Therapeutics, Inc. ( a subsidiary of the Company) and Regen Biopharma, Inc. David Koos serves as Chief Executive Officer of the Company , Zander Therapeutics, Inc. and Regen Biopharma, Inc.

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

Entest BioMedical, Inc.
a Nevada corporation

Dated: January 14,2016	By: /s/ David R. Koos
David R. Koos
Chief Executive Officer

