Form 10-Q
period 2016-02-29
ENTEST BIOMEDICAL, INC.
filed 2016-04-13
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 29, 2016 there were 40,170,472 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check One) Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ENTEST BIOMEDICAL, INC.
Consolidated Balance Sheet
	As of	As of
	February 29, 2016	August 31, 2015
	(unaudited)

ASSETS
Current Assets
Cash	8,306	2,159
Current Portion of Prepaid Expenses	11,506	8,000
Accrued Rent Recievable	10,000	10,000
Total Current Assets	29,812	20,159
TOTAL ASSETS	29,812	20,159
LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	105,347	106,425
Notes Payable	446,151	413,539
Due to Other	8,000	8,000
Accrued Expenses	252,415	279,574
Total Current Liabilities	811,913	807,538
TOTAL LIABILITIES	811,913	807,538
STOCKHOLDERS' EQUITY
Common Stock, authorized 500,000,000 shares as of August 31, 2015 and February 29, 2016; issued and outstanding 32,170,472 (par value $0.0001) shares and 40,170,472(par value $0.0001) as of August 31, 2015 and February 29, 2016 respectively	4,011	3,211
Preferred Stock, par value $0.0001, 5,000,000 shares authorized of which 100,000 are designated Series AA, 4,400 ,000 Series B and 300,000 Series AAA
Series AA Preferred Stock, 100,000 shares authorized, 667 shares, par value $0.0001, issued and outstanding at August 31, 2015 and as of February 29, 2016	0	0
Series B Preferred 4,400,000 shares authorized, 28,009 ( par value $0.0001) issued and outstanding as of August 31, 2015 as of February 29, 2016	3	3
Series AAA Preferred, 300,000 shares authorized, $0.0001 par value 533 shares outstanding as of August 31, 2015 and as of February 29, 2016	0	0
NonVoting Convertible Preferred ($1 par value) 200,000 shares authorized, 0 and 0 issued and outstanding as of August 31, 2015 and February 29, 2016	0	0
Additional Paid in Capital	6,086,454	5,833,654
Contributed Capital	274,162	274,162
Accumulated Deficit	(7,146,731)	(6,898,409)
Total Stockholders' Equity	(782,101)	(787,379)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	29,812	20,159

The accompanying Notes are an integral part of these Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 150 reverse stock split of all issued series of stock with the exception of the Corporation’s authorized Non Voting Convertible Preferred Stock effective as of . July 27, 2015.

ENTEST BIOMEDICAL INC.
Consolidated Statement of Operations
(Unaudited)	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

TOTAL REVENUE	0	0	0	0

COSTS AND EXPENSES
Research and Development	0	0	92,500	0
Rent Costs	10,518	10,113	20,631	19,836
General and Administrative	57,637	58,139	114,136	114,668
Consultant's Expenses	24,197	21,773	37,702	28,023
Total Costs and Expenses	92,352	90,025	264,969	162,527
OPERATING LOSS	(92,352)	(90,025)	(264,969)	(162,527)
OTHER INCOME AND EXPENSE
Rental income	15,000	13,371	30,000	21,871
Loss on issuance of stock below fair value	0	(20,000)	0	(20,000)
Interest Expense	(6,780)	(7,377)	(13,353)	(14,140)
TOTAL OTHER INCOME AND EXPENSE	8,220	5,994	16,647	(12,269)
LOSS BEFORE INCOME TAXES	(84,132)	(84,031)	(248,322)	(174,796)
Income Taxes	0	0	0	0
NET LOSS	(84,132)	(84,031)	(248,322)	(174,796)
NET LOSS from continuing Operations	(84,132)	(84,031)	(248,322)	(174,796)
NET LOSS available to common shareholders	(84,132)	(84,031)	(248,322)	(174,796)
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	(0.00)	(0.01)	(0.01)	(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	40,170,472	16,037,138	38,977,102	15,572,845

The accompanying Notes are an integral part of these Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 150 reverse stock split of all issued series of stock with the exception of the Corporation’s authorized Non Voting Convertible Preferred Stock effective as of . July 27, 2015.

ENTEST BIOMEDICAL, INC.
Consolidated Statement of Cash Flows
(Unaudited)
	Six Months Ended	Six Months Ended
	February 29, 2016	February 28, 2015

OPERATING ACTIVITIES
Net (loss)	$(248,322)	$(174,796)

Adjustments to reconcile net loss to net cash used by operating activities:
Changes in Operating Assets and Liabilities
Increase (Decrease) in Accounts Payable	(1,078)	(10,430)
Increase (Decrease) in Accrued Expenses	(27,159)	71,640
Increase (Decrease) in Additional paid in Capital	61,600	61,600
increase ( Decrease) in Common Stock issued for expenses	192,000	0
(Increase) Decrease in Prepaid Expenses	(3,506)	0
Net Cash Provided Used in Operating Activities	$(26,465)	$(51,986)

FINANCING ACTIVITIES
Increase (Decrease) in loss on issuance of stock for less than fair value	0	20,000
Increase (Decrease) in Notes Payable	32,612	38,678
Net Cash Provided by Financing Activities	32,612	58,678
Net (Decrease) Increase in Cash	$6,147	$6,692

Cash at Beginning of Period	$2,159	$734
Cash at End of Period	$8,306	$7,426

Supplemental Disclosure of Noncash investing and financing activities:

Stock issued in payment of Debt	$0	$20,000

The accompanying Notes are an integral part of these Financial Statements

Entest BioMedical, Inc.

Notes to Condensed Consolidated Financial Statements

As of February 29, 2016

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

E. PROPERTY AND EQUIPMENT

As of February 29, 2016 Property and Equipment consists of $0 of Computer equipment. An impairment charge of $1,919 has been recognized by the Company on one personal computer during the quarter ended August 31, 2015 as the Company has determined that the equipment has no value due to obsolescence.

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

The Company’s financial instruments as of February 29, 2016 consisted of $ 446,151 of Notes Payable and $8,000 due to TheraCyte, Inc.. The fair value of all of the Company’s financial instruments as of February 29, 2016 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $7,146,731 during the period from August 22, 2008 (inception) through February 29, 2016. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds primarily by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5.  NOTES PAYABLE

As of February 29, 2016

Notes Payable:

David Koos ( See Note 6)	$100
Bio Technology Partners Business Trust	$159,000
The Sherman Family Trust (10% Interest)	$38,500
The Sherman Family Trust (0% Interest)	$160,500
Regen BioPharma Inc. ( See Note 6)	$12,051
Bostonia Partners	$62,000
Dunhill Ross Partners, Inc.	$14,000
Total	$446,151

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

$37,000 lent to the Company by Bostonia Partners is due and payable September 3, 2016 and bears simple interest at a rate of 10% per annum

$15,000 lent to the Company by Bostonia Partners is due and payable December 8, 2016 and bears simple interest at a rate of 10% per annum

$10,000 lent to the Company by Bostonia Partners is due and payable February 24 2017 and bears simple interest at a rate of 10% per annum

As of February 29, 2016 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $100 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

NOTE 6.  RELATED PARTY TRANSACTIONS

As of February 29, 2016 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $100 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

As of February 29, 2016 the Company remains indebted to Regen Biopharma, Inc. in the principal amount of $12,051  due and payable in whole or in part at the demand of Regen Biopharma, Inc and bearing simple interest at a rate of 10% per annum. David Koos, the Company’s Chairman and CEO, is also the Chairman and CEO of Regen of Regen Biopharma, Inc.

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

NOTE 7.  INCOME TAXES

As of February 29, 2016
Deferred tax assets:
Net operating tax carry forwards	$2,434,529
Other	-0-

Gross deferred tax assets	2,434,529
Valuation allowance	(2,434,529)
Net deferred tax assets	$-0-

As of  February 29, 2016  the Company has a Deferred Tax Asset of $ 2,434,529 completely attributable to net operating loss carry forwards of approximately $ 7,160,378 (which expire 20 years from the date the loss was incurred) consisting of:

(a) $ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and

(b) $ 7,146,731 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 12. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 29, 2016:

Common Stock:

$0.0001 par value, 500,000,000 shares authorized and 40,170,472 shares issued and outstanding as of February 29, 2016.

Preferred Stock:

$0.0001 par value 5,000,000 shares authorized of which:

(a)	100,000 are authorized as Series AA Preferred Stock of which 667 shares are issued and outstanding as of February 29, 2016 and

(b)	4,400,000 are authorized as Series B Preferred Stock of which 28,009 shares are issued and outstanding as of February 29, 2016 and

(c)	300,000 are authorized as Series AAA Preferred Stock of which 533 shares are issued and outstanding as of February 29, 2016.

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

200,000 shares authorized of which 0 shares are issued and outstanding as of  February 29, 2016 .

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

Material Changes in Financial Condition

As of February 29, 2016, we had Cash of $8,306 and as of August 31, 2015 we had Cash of $2,159.

The increase in Cash of approximately 284.7 %  is primarily attributable to $62,000 being loaned to the Company by an unaffiliated third party lender during the six months ended February 29, 2016 as well as cash rental payments of $20,000 received pursuant to the Company’s sublease agreement with Regen Biopharma, Inc. ( a company under common control with Entest) during the six months ended February 29, 2016 offset by :

(a)	Repayment to the Company’s Chief Executive Officer of $29,488 of principal indebtedness and $512 in accrued interest during the quarter ended November 30, 2015

(b)	expenses incurred by the Company in the operation of its business during the quarter ended November 30, 2015

As of February 29, 2016, we had Current Portion of Prepaid Expenses of $11,506 and as of August 31, 2015 we had Current Portion of Prepaid Expenses of $8,000.

The increase in Current Portion of Prepaid Expenses of approximately 43.82 %  is attributable to $3,506 of rental obligations being prepaid by the Company during the quarter ended February 29, 2016 .

As of February 29, 2016, we had Notes Payable of $446,151 and as of August 31, 2015 we had Notes Payable of $413,539.

The increase in Notes Payable of approximately 7.88 % is attributable to $62,000 being loaned to the Company by an unaffiliated third party lender during the six months ended February 29, 2016 offset by Repayment to the Company’s Chief Executive Officer of $29,488 of principal indebtedness during the quarter ended November 30, 2015.

As of February 29, 2016, we had Accrued Expenses of $252,415 and as of August 31, 2015 we had Accrued Expenses of $279,574.

The decrease in Accrued Expenses of approximately 9.74% is primarily attributable to

(a)	the issuance by the Company during the quarter ended November 30, 2015 of 8,000,000 common shares in satisfaction of $100,000 of expenses incurred pursuant to that agreement by and between Zander Therapeutics, Inc. and Regen Biopharma, Inc. ( a company under common control with Zander Therapeutics, Inc and the Company) entered into on June 23, 2015.
(b)	Repayment to the Company’s Chief Executive Officer of $ $512 in accrued interest during the quarter ended November 30, 2015

Offset by:

(a)	the accrual of $60,000 of salary due bit not paid to David Koos( the Company’s Chief Executive Officer) during the six months ended February 29, 2016.
(b)	the accrual of interest due and not paid of $13,353 during the six months ended February 29, 2016.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the six months ended February 29, 2016 and -0- for the six months ended February 28, 2015.  Net Losses from continuing operations were $248,322 for the six months ended February 29, 2016 and $174,796 for the six months ended February 28, 2015.

The increase in Net Losses from continuing operations of approximately 42% is primarily attributable to greater research and development, consulting and rental expenses incurred during the six months ended February 29, 2016 when compared to the six months ended February 28, 2015 offset by:

(a)	Lower General and Administrative Expenses recognized during the six months ended February 29, 2016 when compared to the six months ended February 28, 2015.
(b)	Lower Interest Expenses recognized during the six months ended February 29, 2016 when compared to the six months ended February 28, 2015.
(c)	Greater Rental Income recognized during the six months ended February 29, 2016 when compared to the six months ended February 28, 2015.
(d)	The recognition of $20,000 of expenses attributable to the issuance of securities below fair value during the six months ended February 28, 2015.

As of February 29, 2016 we had $8,306 in cash and current liabilities of $811,913 such liabilities consisting of Accounts Payable, Notes Payable, Amounts due to Others and Accrued Expenses.

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

We were not party to any material commitments for capital expenditures as of the end of the quarter ended February 29, 2016.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on December , 2015 and ending on February 29, 2016, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

Entest BioMedical, Inc.
a Nevada corporation

Dated: April 8, 2016	By: /s/ David R. Koos
David R. Koos
Chief Executive Officer

