Form 10-Q
period 2016-05-31
ENTEST BIOMEDICAL, INC.
filed 2016-06-20
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 31, 2016 there were 40,170,472 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check One) Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ENTEST BIOMEDICAL, INC.
Consolidated Balance Sheet
	As Of May 31, 2016 (unaudited)	As Of August 31, 2015

ASSETS
Current Assets
Cash	4,682	2,159
Current Portion of Prepaid Expenses	8,000	8,000
Accrued Rent Recievable	15,000	10,000
Total Current Assets	27,682	20,159
TOTAL ASSETS	27,682	20,159

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	105,589	106,425
Notes Payable	453,601	413,539
Due to Other	8,000	8,000
Accrued Expenses	289,627	279,574
Total Current Liabilities	856,817	807,538
TOTAL LIABILITIES	856,817	807,538

STOCKHOLDERS' EQUITY
Common Stock, authorized 500,000,000 shares as of August 31, 2015 and May 31, 2016; issued and outstanding 32,170,472 (par value $0.0001) shares and 40,170,472 (par value $0.0001) as of August 31, 2015 and May 31, 2016 respectively	4,011	3,211
Preferred Stock ,par value $0.0001 5,000,000 shares authorized,
Series AA Preferred Stock, 100,000 shares authorized, 667 shares, par value $0.0001, issued and outstanding at August 31, 2015 and as of May 31, 2016	0	0
Series B Preferred 4,400,000 shares authorized, 28,009 ( par value $0.0001) issued and outstanding as of August 31, 2015 as of May 31, 2016	3	3
Series AAA Preferred, 300,000 shares authorized, $0.0001 par value, 533 shares outstanding as of August 31, 2015 and as of May 31, 2016	0	0
NonVoting Convertible Preferred ($1 par value) 200,000 shares authorized, 0 and 0 issued and outstanding as of August 31, 2015 and May 31, 2016,respectively	0	0

Additional Paid in Capital	6,117,254	5,833,654
Contributed Capital	274,162	274,162
Accumulated Deficit	(7,224,565)	(6,898,409)

Total Stockholders' Equity	(829,135)	(787,379)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	27,682	20,159

The accompanying Notes are an integral part of these Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 150 reverse stock split of all issued series of stock with the exception of the Corporation’s authorized Non Voting Convertible Preferred Stock effective as of . July 27, 2015.

ENTEST BIOMEDICAL INC.
Consolidated Statement of Operations
(Unaudited)
	Quarter Ended May 31, 2016	Quarter Ended May 31, 2015	Nine Months Ended May 31, 2016	Nine Months Ended May 31,2015

TOTAL REVENUE	0	0	0	0

COSTS AND EXPENSES
Research and Development	0	4,000	92,500	4,000
Rent Costs	10,518	13,484	31,149	33,320
General and Administrative	56,681	57,626	170,817	172,294
Consultant's Expenses	18,423	22,250	56,125	50,273
Total Costs and Expenses	85,622	97,360	350,591	259,887

OPERATING LOSS	(85,622)	(97,360)	(350,591)	(259,887)

OTHER INCOME AND EXPENSE
Rental income	15,000	15,000	45,000	36,871
Loss on issuance of stock below fair value	0		0	(20,000)
Interest Expense	(7,212)	(7,553)	(20,565)	(21,693)
TOTAL OTHER INCOME AND EXPENSE	7,788	7,447	24,435	(4,822)

LOSS BEFORE INCOME TAXES	(77,834)	(89,913)	(326,156)	(264,709)
Income Taxes	0	0	0	0

NET LOSS

NET LOSS from continuing operations	(77,834)	(89,913)	(326,156)	(264,709)

NET LOSS available to common shareholders	(77,834)	(89,913)	(326,156)	(264,709)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	(0.00)	(0.01)	(0.01)	(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	40,170,472	16,212,963	30,182,328	15,845,962

The accompanying Notes are an integral part of these Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 150 reverse stock split of all issued series of stock with the exception of the Corporation’s authorized Non Voting Convertible Preferred Stock effective as of . July 27, 2015.

ENTEST BIOMEDICAL, INC.
Consolidated Statement of Cash Flows
(Unaudited)
	Nine Months Ended May 31, 2016	Nine Months Ended May 31, 2015

OPERATING ACTIVITIES
Net (loss)	(326,156)	(264,709)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (Decrease) in Additional paid in Capital	92,400	92,400
Increase (Decrease) in loss on issuance of stock for less than fair value	0	20,000
Increase (Decrease) in Common Stock issued for expenses	192,000
Changes in Operating Assets and Liabilities
Increase (Decrease) in Accounts Payable	(836)	(10,336)
(Increase) Decrease in Accrued Rental Income Receivable	(5,000)	0
Increase (Decrease) in Accrued Expenses	10,053	108,493
(Increase) Decrease in Prepaid Expenses	0	0
Net Cash Provided Used in Operating Activities	(37,539)	(54,152)

FINANCING ACTIVITIES
Increase (Decrease) in Notes Payable	40,062	62,678
Net Cash Provided by Financing Activities	40,062	62,678
Net (Decrease) Increase in Cash	2,523	8,526

Cash at Beginning of Period	2,159	734

Cash at End of Period	4,682	9,260

Supplemental Disclosure of Noncash investing and financing activities:
Stock issued in payment of Debt		40,000

The accompanying Notes are an integral part of these Financial Statements

Entest BioMedical, Inc.

Notes to Condensed Consolidated Financial Statements

As of May 31, 2016

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

E. PROPERTY AND EQUIPMENT

As of May 31, 2016 Property and Equipment consists of $0 of Computer equipment. An impairment charge of $1,919 has been recognized by the Company on one personal computer during the quarter ended August 31, 2015 as the Company has determined that the equipment has no value due to obsolescence.

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

The Company’s financial instruments as of May 31, 2016 consisted of $453,601 of Notes Payable and $8,000 due to TheraCyte, Inc.. The fair value of all of the Company’s financial instruments as of May 31, 2016 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of May 31, 2016 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $7,224,565 during the period from August 22, 2008 (inception) through May 31, 2016. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds primarily by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5.  NOTES PAYABLE

As of May 31, 2016

Notes Payable:

David Koos ( See Note 6)	$100
Bio Technology Partners Business Trust	$159,000
The Sherman Family Trust (10% Interest)	$38,500
The Sherman Family Trust (0% Interest)	$160,500
Regen BioPharma Inc. ( See Note 6)	$12,051
Bostonia Partners	$72,600
Dunhill Ross Partners, Inc.	$10,850
Total	$453,601

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

$37,000 lent to the Company by Bostonia Partners is due and payable September 3, 2016 and bears simple interest at a rate of 10% per annum

$15,000 lent to the Company by Bostonia Partners is due and payable December 8, 2016 and bears simple interest at a rate of 10% per annum

$10,000 lent to the Company by Bostonia Partners is due and payable February 24, 2017 and bears simple interest at a rate of 10% per annum

$10,000 lent to the Company by Bostonia Partners is due and payable as follows and bears simple interest at a rate of 10% per annum:

$5,000 principal due and payable 4/10/2016 or earlier

$5,000 principal due and payable 3/23/2017

$2,000 lent to the Company by Bostonia Partners is due and payable April 15, 2017 and bears simple interest at a rate of 10% per annum.

$3,600 lent to the Company by Bostonia Partners is due and payable May 13, 2017 and bears simple interest at a rate of 10% per annum.

As of May 31, 2016 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $100 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

NOTE 6.  RELATED PARTY TRANSACTIONS

As of May 31, 2016 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $100 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

As of May 31, 2016 the Company remains indebted to Regen Biopharma, Inc. in the principal amount of $12,051  due and payable in whole or in part at the demand of Regen Biopharma, Inc and bearing simple interest at a rate of 10% per annum. David Koos, the Company’s Chairman and CEO, is also the Chairman and CEO of Regen of Regen Biopharma, Inc.

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

NOTE 7.  INCOME TAXES

As of May 31, 2016
Deferred tax assets:
Net operating tax carry forwards	$2,460,992
Other	-0-

Gross deferred tax assets	2,460,992
Valuation allowance	(2,460,992)
Net deferred tax assets	$-0-

As of  May 31, 2016  the Company has a Deferred Tax Asset of $ 2,460,992 completely attributable to net operating loss carry forwards of approximately $7,238,212 (which expire 20 years from the date the loss was incurred) consisting of:

(a) $ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and

(b) $ 7,224,565 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 12. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31 , 2016:

Common Stock:

$0.0001 par value, 500,000,000 shares authorized and 40,170,472 shares issued and outstanding as of May 31, 2016.

Preferred Stock:

$0.0001 par value 5,000,000 shares authorized of which:

(a) 100,000 are authorized as Series AA Preferred Stock of which 667 shares are issued and outstanding  as of  May 31, 2016  and

(b) 4,400,000 are authorized as Series B Preferred Stock of which 28,009 shares are issued and outstanding as of May 31, 2016 and

(c) 300,000  are authorized as Series AAA Preferred Stock of which 533 shares are issued and outstanding  as of  May 31, 2016.

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

200,000 shares authorized of which 0 shares are issued and outstanding as of  May 31, 2016 .

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

Material Changes in Financial Condition

As of May 31, 2016, we had Cash of $4,682 and as of August 31, 2015 we had Cash of $2,159.

The increase in Cash of approximately 116.8 %  is primarily attributable to $72,600 being loaned to the Company by an unaffiliated third party lender during the nine months ended May 31, 2016 as well as cash rental payments of $40,000 received pursuant to the Company’s sublease agreement with Regen Biopharma, Inc. ( a company under common control with Entest) during the nine months ended May 31, 2016 offset by :

(a) Repayment to the Company’s Chief Executive Officer of $29,488 of principal indebtedness and $512 in accrued interest during the quarter ended November 30, 2015

(b) expenses incurred by the Company in the operation of its business during the nine months ended May 31, 2016

(c) Principal payments of $3,150 made to an unaffiliated third party lender during the quarter ended May 31, 2016.

As of May 31, 2016, we had Accrued Rent Receivable of $15,000 and as of August 31, 2015 we had Accrued Rent Receivable of $10,000

The increase in Accrued Rent Receivable of 50% is attributable to non payment of rental expenses charged to Regen Biopharma, Inc. for the months of March 2016, April 2016, and May 2016.

As of May 31 , 2016, we had Notes Payable of $453,601 and as of August 31, 2015 we had Notes Payable of $413,539.

The increase in Notes Payable of approximately 9.6 % is attributable to

$72,600 being loaned to the Company by an unaffiliated third party lender during the nine months ended May 31, 2016 offset by :

Repayment to the Company’s Chief Executive Officer of $29,488 of principal indebtedness during the quarter ended November 30, 2015.

Principal payments of $3,150 made to an unaffiliated third party lender during the quarter ended May 31, 2016.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the three months ended May 31, 2016 and -0- for the three months ended May 31, 2015.  Net Losses from continuing operations were $77,834 for the three months ended May 31, 2016 and $89,913 for the three months ended May 31, 2015.

The decrease in Net Losses from continuing operations of approximately 13.4% is primarily attributable to lower rental, General and Administrative, consulting and interest expense incurred during the quarter ended May 31, 2016 as compared to the same categories of expenses incurred during the quarter ended May 31, 2015 partially offset by higher research and development expenses incurred during the quarter ended May 31, 2015 as compared to the quarter ended May 31, 2016.

Revenues from continuing operations were $0 for the nine months ended May 31, 2016 and -0- for the nine months ended May 31, 2015.  Net Losses from continuing operations were $326,156 for the nine months ended May 31, 2016 and $264,709 for the nine months ended May 31, 2015.

The increase in Net Losses from continuing operations of approximately 23.2% is primarily attributable to substantially higher Research and Development expenses incurred during the nine months ended May 31, 2016 as compared to the same period ended May 31, 2015 offset in part by higher rental income recognized during the nine months ended May 31, 2016 as compared to the same period ended May 31, 2015 and the recognition of $20,000 of expenses attributable to the issuance of securities below fair value during the six months ended February 28, 2015.

As of May 31, 2016 we had $4,682 in cash and current liabilities of $856,816 such liabilities consisting of Accounts Payable, Notes Payable, Amounts due to Others and Accrued Expenses.

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

We were not party to any material commitments for capital expenditures as of the end of the quarter ended May 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined by Rule 229.10(f) (1) of Regulation S-K, we are not required to provide the information required by this Item. We have chosen to disclose, however, that we have not engaged in any transactions, issued or bought any financial instruments or entered into any contracts that are required to be disclosed in response to this item..

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on March 1, 2016 and ending on May 31, 2016, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

Entest BioMedical, Inc.
a Nevada corporation

Dated: June 15, 2016	By: /s/ David R. Koos
David R. Koos
Chief Executive Officer

