Form 10-K
period 2016-08-31
ENTEST BIOMEDICAL, INC.
filed 2016-11-23
CIK 1449447

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

 ☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ending August 31, 2016

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

Yes  ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $ 119,780

As of August 31, 2016 Entest BioMedical, Inc. had 40,170,472 common shares outstanding, 28, 009 Series B Preferred shares outstanding , 667 Series AA preferred shares outstanding and 533 Series AAA preferred shares outstanding .

i

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

ii

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

On June 18, 2015 Entest established Zander Therapeutics, Inc., a wholly owned subsidiary.

On June 23, 2015 Regen Biopharma, Inc. ( “Regen”) entered into an Regen Agreement (“Regen Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is a wholly owned subsidiary of Entest Biomedical, Inc.

Pursuant to the Regen Agreement, Zander shall pay to Regen one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on July 15th, 2016 and each subsequent anniversary of the effective date of the Regen Agreement.

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

On September 28, 2015 Zander caused to be issued to Regen 8,000,000 of the common shares of Entest Biomedical, Inc in satisfaction of one hundred thousand US dollars ($100,000) to be paid to Regen by Zander as a license initiation fee.

On September 8, 2016 Zander paid $17,000 to Regen as a partial payment of the July 15th, 2016 liability

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

As of November 15, 2016 there have been 8 canine patients treated through the Pilot Study.

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

On October 17, 2016 David Koos, the Chairman and Chief Executive Officer of the Company and Harry Lander the President of Regen assigned to Zander the entire right, title, and interest in and to inventions described in U.S. Provisional Patent Application No. 62/406,374 Small Molecule Modulators of NR2F6 Activity For Animals, filed with the United States Patent and Trademark Office on October 10, 2016 and derived from the License IP.

On October 1, 2016 Thomas Ichim. A consultant to the Company, and David R . Koos , the sole officer of the Company, assigned to Zander the entire right, title, and interest in and to inventions described in United States Patent Application No. 15225484 “CANINE AUTOLOGOUS IMMUNOTHERAPY USING DENDRITIC CELL INDUCED CANCER KILLING IMMUNOCYTES”. The inventions described therein relates to the generation of potent cytotoxic cells through the utilization of antigen presenting cells as stimulators.

Distribution methods of the products or services:

The Company intends to distribute its products and services through several channels including:

(a)	utilization of an internal sales force to market directly to veterinary professionals
(c)	utilization of contract sales organizations

Competitive business conditions and Entest's competitive position in the industry and methods of competition

We have yet to achieve revenues or profits. The animal health pharmaceutical and biologics industries in which we intend to compete are highly competitive and characterized by rapid technological advancement. Many of our competitors have greater resources than we do. We intend to compete by licensing existing intellectual property which we deem promising and developing those properties to commercialization.

Sources and availability of raw materials and the names of principal suppliers

The supplies and materials required to conduct our operations are available through a wide variety of sources and may be obtained through a wide variety of sources.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

Entest has not been granted any patents. Other than pursuant to that agreement entered into by and between Zander and Regen previously disclosed in this document, Entest is not currently party to any royalty agreements.  Entest is not party to any binding labor contracts.

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

Amount spent during the last fiscal year on research and development activities

During the fiscal year ended August 31, 2016 we expended $192,500 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local);

Entest has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of November 15, 2016, Entest has 1 employee of which 1 is full time.

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

The Company’s authorized capital stock consists of 500,000,000 shares of common stock with a par value $0.0001, and 5,000,000 shares of preferred stock with a par value $0.0001 per share (of which 100,000 are designated as Series AA Preferred Stock, 4,400,000 are designated as Series B Preferred Stock and 300,000 are designated as Series AAA Preferred Stock) and 200,000 shares authorized of Non Voting Convertible Preferred Stock, par value $1.00 . On July 27, 2015 the company effected a 1 for 150 reverse stock split of all issued series of stock with the exception of the Corporation’s authorized Non Voting Convertible Preferred Stock. One share of Common Stock was issued after the exchange for one hundred and fifty shares of Common Stock issued. One share of each series of preferred Stock (with the exception of the Corporation’s authorized Non Voting Convertible Preferred Stock) was issued after the exchange for one hundred and fifty shares of each series of Preferred Stock issued.  As of November 15, 2016 Entest BioMedical, Inc. had 40,170,472 common shares outstanding, 28, 009 Series B Preferred shares outstanding , 667 Series AA preferred shares outstanding and 533 Series AAA preferred shares outstanding.

(a)	Our common stock is traded on the OTC Pink Tier of OTC Markets under the symbol "ENTB”. Below is the range of high and low bid information for our common equity for each quarter within the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

September 1, 2014 to August 31, 2015*	High	Low
First Quarter	$0.075	$0.015
Second Quarter	0.045	0.015
Third Quarter	0.06	0.015
Fourth Quarter	$0.08	$0.01

September 1, 2015 to August 31, 2016*	High	Low
First Quarter	$0.043	$0.01
Second Quarter	0.0249	0.0061
Third Quarter	0.0145	0.0063
Fourth Quarter	$0.0192	$0.0047

* Adjusted retroactively for 1-150 reverse split July 27, 2015

Holders

As of August 31, 2016 there were approximately 341 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending August 31, 2016. We do not expect to declare cash dividends in the immediate future.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of August 31, 2015, we had Cash in the amount of $2159 and as of August 31, 2016 we had Cash in the amount of $859.

The decrease in Cash of approximately 60% is primarily attributable to $42,062 of net cash borrowings by the Company offset by expenses incurred by the Company in the operation of its business and payment of its obligations:

As of August 31, 2015 we had Accrued Rent Receivable of $10,000 and as of August 31, 2016 we had Accrued Rent Receivable of $15,000.

The increase in Accrued Rent Receivable of 50% is attributable to rental income earned by but unpaid to the company by Regen biopharma, Inc. for the months of June 2016, July 2016 and August 2016

As of August 31, 2015 we had Accounts Payable of $106,425 and as of August 31, 2016 we had Accounts Payable of $112,162.

The increase in Accounts Payable of approximately 5% is attributable to payments of outstanding obligations of the Company incurred in the course of business.

As of August 31, 2015 we had Notes Payable of $413,539 and as of August 31, 2016 we had Notes Payable of $455,601

The increase in Notes Payable of approximately 10% is primarily attributable to :

(a)	$100 borrowed from the Company’s Chief Executive Officer during the year ended August 31, 2016
(b)	$79,600 borrowed from a third party lender during the year ended August 31, 2016

Offset by:

(a)	$29,488 of principal indebtedness repaid to the Company’s Chief Executive Officer during the year ended August 31, 2016
(b)	$8,150of principal indebtedness repaid to third party lenders during the year ended August 31, 2016

As of August 31, 2015 we had Accrued Expenses of $279,574 and as of August 31, 2016 we had Accrued Expenses of $426,965

The increase in Accrued Expenses of approximately 52% is primarily attributable to:

(a)	$100,000 of expenses incurred as a result of that agreement entered into by and between Regen Biopharma, Inc. ( “Regen”) and Zander Therapeutics, Inc. ( “Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen for non-human veterinary therapeutic use for a term of fifteen years.
(b)	$27,391of accruals of interest payable during the twelve months ended August 31, 2016.
(c)	accrual of salary due and payable to David Koos of $120,000 during the twelve months ended August 31, 2016

Offset by:

the issuance by the Company of 8,000,000 common shares in satisfaction of $100,000 of expenses incurred pursuant to that agreement by and between Zander Therapeutics, Inc. and Regen Biopharma, Inc. ( a company under common control with Zander Therapeutics, Inc and the Company) entered into on June 23, 2015.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the fiscal year ended August 31, 2015 and $0 for the fiscal year ended August 31, 2016 .. Net losses from continuing operations were$485,274 for the fiscal year ended August 31, 2015 and $506,690 for the fiscal year ended August 31, 2016.

The increase in Net Losses from continuing operations of approximately 4% is primarily attributable to higher research and development related expenses and higher consulting expenses offset by lower general and administrative expenses , lower interest expenses, higher rental income during the year ended August 31, 2016 when compared to the year ended August 31, 2015 as well as the recognition of $65,880 of expenses attributable to the issuances of equity securities below fair value during the year ended August 31, 2015 ..

As of August 31, 2016 we had $859 cash on hand and current liabilities of $1,002,728 such liabilities consisting of Accounts Payable, Notes Payable, Amounts due to Others and Accrued Expenses.

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

As of November 15, 2016 we are not party to any binding agreements which would commit Entest to any material capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Entest BioMedical, Inc.

We have audited the accompanying balance sheets of Entest BioMedical, Inc. as of August 31, 2016 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended August 31, 2016. Entest BioMedical, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entest BioMedical, Inc. as of August 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has no revenues, has negative working capital at August 31, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

November 22, 2016

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

Seale & Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

November 23, 2015

ENTEST BIOMEDICAL, INC.
Consolidated Balance Sheet
	As of	As of
	August 31, 2016	August 31, 2015
ASSETS
Current Assets
Cash	859	2,159
Current Portion of Prepaid Expenses	8,000	8,000
Accrued Rent Recievable	15,000	10,000
Total Current Assets	23,859	20,159

TOTAL ASSETS	23,859	20,159

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	112,162	106,425
Notes Payable	455,601	413,539
Due to Other	8,000	8,000
Accrued Expenses	426,965	279,574
Total Current Liabilities	1,002,728	807,538

TOTAL LIABILITIES	1,002,728	807,538

STOCKHOLDERS' EQUITY
Common Stock, authorized 500,000,000 shares as of August 31, 2015 and August 31, 2016; issued and outstanding 32,170,472 (par value $0.0001) shares and 40,170,472(par value $0.0001) as of August 31, 2015 and August 31, 2016 respectively	4,011	3,211
Preferred Stock ,par value $0.0001 5,000,000 shares authorized,
Series AA Preferred Stock, 100,000 shares authorized, 667 shares, par value $0.0001, issued and outstanding at August 31, 2015 and as of August 31, 2016	0	0
Series B Preferred 4,400,000 shares authorized, 28,009 ( par value $0.0001) issued and outstanding as of August 31, 2015 as of August 31, 2016	3	3
Series AAA Preferred, 300,000 shares authorized, $0.0001 par value 533 shares outstanding as of August 31, 2015 and as of August 31, 2016	0	0
NonVoting Convertible Preferred ($1 par value) 200,000 shares authorized, 0 and 0 issued and outstanding as of August 31, 2015 and August 31, 2016 respectively	0	0
Additional Paid in Capital	6,148,054	5,833,654
Contributed Capital	274,162	274,162
Accumulated Deficit	(7,405,099)	(6,898,409)
Total Stockholders' Equity	(978,869)	(787,379)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	23,859	20,159

The accompanying Notes are an integral part of these Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 150 reverse stock split of all issued series of stock with the exception of the Corporation’s authorized Non Voting Convertible Preferred Stock effective as of . July 27, 2015.

ENTEST BIOMEDICAL INC.
Consolidated Statement of Operations
	Year Ended	Year Ended
	August 31, 2016	August 31, 2015
TOTAL REVENUE	0	0

COSTS AND EXPENSES
Research and Development	192,500	104,000
Rent Costs	41,667	40,062
General and Administrative	230,495	233,621
Consultant's Expenses	74,125	63,438
Total Costs and Expenses	538,787	441,121

OPERATING LOSS	(538,787)	(441,121)

OTHER INCOME AND EXPENSE
Rental income	60,000	51,871
Loss on issuance of stock below fair value	0	(65,880)
Interest Expense	(27,903)	(28,225)
Impairment of Property and equipment	0	(1,919)
TOTAL OTHER INCOME AND EXPENSE	32,097	(44,153)

LOSS BEFORE INCOME TAXES	(506,690)	(485,274)
Income Taxes	0	0

NET LOSS

NET LOSS from continuing operations	(506,690)	(485,274)

NET LOSS available to common shareholders	(506,690)	(485,274)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	(0.013)	(0.028)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	39,578,691	17,443,795

The accompanying Notes are an integral part of these Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 150 reverse stock split of all issued series of stock with the exception of the Corporation’s authorized Non Voting Convertible Preferred Stock effective as of . July 27, 2015.

Entest BioMedical, Inc.
Consolidated Statement of Stockholders' Equity
For the Years Ended August 31, 2016 and August 31, 2015
	Common		Series AA Preferred		Series AAA Preferred		Series B Preferred		Non Voting Convertible Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Contributed Capital	Accumulated Deficit during the Development Stage	Total
Balance August 31, 2014	14,703,805	1,464	667	0	533	0	28,009	3	0	0	5,458,321	274,162	(6,413,135)	(679,185)
Common Shares issued for Debt 10/22/2014	1,333,333	133									39,867			40,000
Common Shares issued for Debt 5/19/2015	1,333,333	133									19,866			20,000
Common Shares issued for accrued salaries 7/31/2015	14800000	1480									192,400			193,880
Restricted Stock Expense Recognized											123,200			123,200
Net Loss Year Ended August 31, 2015													(485,274)	(485,274)
Balance August 31, 2015	32,170,472	3,211	667	0	533	0	28,009	3	0	0	5,833,654	274,162	(6,898,409)	(787,379)
Common Shares issued for expenses September 28, 2015	8000000	800									191200			192,000
Restricted Stock Expense Recognized											123200			123,200
Net Loss Year Ended August 31 2016													(506,690)	(506,690)
Balance August 31, 2016	40,170,472	4,011	667	0	533	0	28,009	3	0	0	6,148,054	274,162	(7,405,099)	(978,869)

The accompanying Notes are an integral part of these Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 150 reverse stock split of all issued series of stock with the exception of the Corporation’s authorized Non Voting Convertible Preferred Stock effective as of July 27, 2015.

ENTEST BIOMEDICAL, INC.
Consolidated Statement of Cash Flows

	Year Ended	Year Ended
	August 31, 2016	August 31, 2015
OPERATING ACTIVITIES
Net (loss)	(506,690)	(485,274)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (Decrease) in Additional paid in Capital	123,200	123,200
Increase (Decrease) in loss on issuance of stock for less than fair value	—	65,880
Increase ( Decrease) in Common Stock issued for expenses	192,000
Increase in common stock issued for accrued compensation	—	148,000
Changes in Operating Assets and Liabilities
Increase (Decrease) in Accounts Payable	5,737	(9,424)
(Increase)Decrease in Accrued Rental Income Recievable	(5,000)	(10,000)
Increase (Decrease) in Accrued Expenses	147,391	97,025
(Increase) Decrease in Prepaid Expenses	—
Loss due to Impairment of Property and Equipment		1,919
Net Cash Provided Used in Operating Activities	(43,362)	(68,674)

FINANCING ACTIVITIES
Increase (Decrease) in Notes Payable	42,062	70,099
Net Cash Provided by Financing Activities	42,062	70,099
Net ( Decrease)Increase in Cash	(1,300)	1,425

Cash at Beginning of Period	2,159	734
Cash at End of Period	859	2,159

Supplemental Disclosure of Noncash investing and financing activities:
Stock issued in payment of Debt
Cash Paid During the Year for:
Interest	512	700
Income Taxes		—

The accompanying Notes are an integral part of these Financial Statements

Entest BioMedical, Inc.

Notes to Consolidated Financial Statements

As of August 31, 2016

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

E. PROPERTY AND EQUIPMENT

As of August 31, 2016 Property and Equipment consists of $0 of Computer equipment. An impairment charge of $1,919 has been recognized by the Company on one personal computer during the quarter ended August 31, 2015 as the Company has determined that the equipment has no value due to obsolescence.

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

The Company’s financial instruments as of August 31, 2016 consisted of $ 455,601 of Notes Payable and $8,000 due to TheraCyte, Inc.. The fair value of all of the Company’s financial instruments as of August 31, 2016 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of August 31, 2016 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $7,405,099 during the period from August 22, 2008 (inception) through August 31, 2016. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds primarily by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5.  NOTES PAYABLE

As of August 31, 2016

Notes Payable:

David Koos ( See Note 6)	$100
Bio Technology Partners Business Trust	$159,000
The Sherman Family Trust (10% Interest)	$38,500
The Sherman Family Trust (0% Interest)	$160,500
Regen BioPharma Inc. ( See Note 6)	$12,051
Bostonia Partners	$74,600
Dunhill Ross Partners, Inc.	$10,850
Total	$455,601

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

$10,000 lent to the Company by Bostonia Partners is due and payable February 24 2017 and bears simple interest at a rate of 10% per annum

$10,000 lent to the Company by Bostonia Partners is due and payable as follows and bears simple interest at a rate of 10% per annum:

$5,000 principal due and payable 4/10/2016 or earlier

$5,000 principal due and payable 3/23/2017

$2,000 lent to the Company by Bostonia Partners is due and payable April 15 2017 and bears simple interest at a rate of 10% per annum.

$3,600 lent to the Company by Bostonia Partners is due and payable May 13 2017 and bears simple interest at a rate of 10% per annum.

$2,000 lent to the Company by Bostonia Partners is due and payable July 8, 2017 and bears simple interest at a rate of 10% per annum.

As of August 31, 2016 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $100 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

NOTE 6.  RELATED PARTY TRANSACTIONS

As of August 31, 2016 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $100 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

As of August 31, 2016 the Company remains indebted to Regen Biopharma, Inc. in the principal amount of $12,051  due and payable in whole or in part at the demand of Regen Biopharma, Inc and bearing simple interest at a rate of 10% per annum. David Koos, the Company’s Chairman and CEO, is also the Chairman and CEO of Regen of Regen Biopharma, Inc.

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

Pursuant to the Agreement, Zander shall pay to Regen one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on July 15th, 2016 and each subsequent anniversary of the effective date of the Agreement.

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

NOTE 7.  INCOME TAXES

As of August 31, 2016
Deferred tax assets:
Net operating tax carry forwards	$2,522,374
Other	-0-

Gross deferred tax assets	2,522,374
Valuation allowance	(2,522,374)
Net deferred tax assets	$-0-

As of  August 31, 2016  the Company has a Deferred Tax Asset of $ 2,522,374 completely attributable to net operating loss carry forwards of approximately $7,418,746 (which expire 20 years from the date the loss was incurred) consisting of:

(a)	$13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and
(b)	$7,405,099 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 12. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31 , 2016:

Common Stock:

$0.0001 par value, 500,000,000 shares authorized and 40,170,472 shares issued and outstanding as of August 31, 2016.

Preferred Stock:

$0.0001 par value 5,000,000 shares authorized of which:

(a)	100,000 are authorized as Series AA Preferred Stock of which 667 shares are issued and outstanding as of August 31, 2016 and
(b)	4,400,000 are authorized as Series B Preferred Stock of which 28,009 shares are issued and outstanding as of August 31, 2016 and
(c)	300,000 are authorized as Series AAA Preferred Stock of which 533 shares are issued and outstanding as of August 31, 2016.

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

200,000 shares authorized of which 0 shares are issued and outstanding as of  August 31, 2016 .

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

NOTE 13. STOCK TRANSACTIONS

During the year ended August 31, 2016:

On September 28, 2015 the Company issued 8,000,000 shares of the Company’s Common Stock in satisfaction of a license initiation fee due pursuant to that agreement by and between Zander and Regen Biopharma, Inc. ( Note 6).

NOTE 14. CHANGES AFFECTING COMPARIBILITY

Within the Company’s Consolidated Statement of Cash Flows for the Years Ended August 31, 2015 and August 31, 2016 the line item entitled “Increase (Decrease) in Additional paid in Capital” which represents Restricted Stock Award compensation expense recognized for the periods on Restricted Stock Awards issued to employees and consultants on April 5 2012 is presented as an adjustment to reconcile net loss to net cash used in operating activities. The Company’s previously released Consolidated Statement of Cash Flows for the Year Ended August 31, 2015 presented the same line item as a financing activity. Management has determined that such presentation does not best reflect the nature of the expense incurred and has adjusted the prior period accordingly.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Registrant's most two most recent fiscal years there were no disagreements with Seale and Beers, Certified Public Accountants LLC (“S&B”) , the Company’s independent registered public accounting firm until September 21, 2016, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to S&B’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Registrant's financial statements.

During the Registrant's most two most recent fiscal years there were no disagreements with AMC Auditing (“AMC”) , the Company’s independent registered public accounting firm from September 21, 2016 to the present, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to AMC’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Registrant's financial statements.

Item 9A. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of August 31, 2016. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and acting CFO. He functions as the Company’s principal executive officer and principal financial officer.

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

(c) There have been no changes during the quarter ended August 31, 2016 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

DBA - Finance (December 2003)

Atlantic International University

Ph.D. - Sociology (September 2003)

Atlantic International University

MA - Sociology (June 1983)

University of California - Riverside, California

Five Year Employment History:

Position:	Company Name:	Employment Dates:
Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.*	June 14, 2006 (Chairman) to Present June 19, 2006 (President, CEO and Acting CFO) June 19, 2006 (Secretary) to Present
Chairman and CEO	Regen Biopharma, Inc.*	April 24, 2012 to Present
Acting CFO President	Regen Biopharma, Inc. Regen Biopharma, Inc	April 24, 2012 to February 11, 2015 May 29, 2013 to October 9, 2013
Chairman, CEO, Secretary & Acting CFO	Frezer Inc.	May 2, 2005 to February 2007
Chairman, CEO & Acting CFO	BMXP Holdings, Inc.	December 6, 2004 to June 2008
Managing Director & President	Cell Source Research Inc.	December 5, 2001 to Present
Managing Director & President	Venture Bridge Inc.	November 21, 2001 to Present
Chairman of the Board of Directors, CFO & Secretary	Cell Bio-Systems Inc. (New York)	July 17, 2003 to December 1, 2003
Registered Representative	Amerivet Securities Inc.**	March 31, 2004 to February 2008

* As of November 15, 2016 Bio-Matrix Scientific Group Inc. owned 66,667 common shares of the Company

As of November 15, 2016 Regen Biopharma owns 8,000,000 common shares of the Company

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

Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Koos Chairman, President and CEO	From September 1, 2014 to August 31, 2015	$120,000	*	0	$193,880	****	0	0	0	0	0	$313,880
	From September 1, 2015 to August 31, 2016	$120,000	**	0	0		0	0	0	0	0	$120,000

   * Includes $120,000 in salary earned by David Koos which was accrued but unpaid for the fiscal year ended August 31, 2015

** Includes 120,000  in salary earned by David Koos which was accrued but unpaid for the fiscal year ended August 31, 2016

**** On July 31, 2105 the Company issued to David Koos 14,800,000 Common Shares with a fair value of $193,880 in satisfaction of $14,800 of salary accrued but unpaid

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of November 15, 2016 for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group. As of November 18, 2015 the Company had 40,170,472  common shares outstanding, 28,009 Series B Preferred Shares outstanding , 667 Series AA Preferred Shares outstanding, and 533 Series AAA Preferred Shares outstanding

Based on 40,170,472 shares issued and outstanding as of  November 15, 2016

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

Based on 28,009 shares issued and outstanding as of  November 15, 2016

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

Based on 667 shares issued and outstanding as of  November 15, 2016

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AA Preferred Shares	David R. Koos C/o Entest Bio Medical Inc., Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	667	100%

Series AA Preferred Shares	All Officers and Directors As a Group	667	100%

Based on 533 shares issued and outstanding as of  November 15, 2016

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended August 31, 2016 , David Koos loaned the Company $100 . These loans are due and payable at the demand of David Koos and bear simple interest at a rate of 15% per annum. During the years ended August 31, 2016 the Company repaid Davis Koos $29,488 of principal indebtedness owed to Koos by the Company.

As of August 31, 2016 the Company remains indebted to David R. Koos in the principal amount of $100  due and payable at the demand of David  Koos and bearing simple interest at a rate of 15% per annum.

As of August 31, 2016 the Company is indebted to Regen Biopharma Inc., a company under common control with Entest, in the amount of $12,051. This amount is due and payable in whole or in part at the demand of Regen Biopharma, Inc and bears simple interest at a rate of 10% per annum.

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

The rent payable to Entest BioMedical, Inc. by the subtenant is equal to Five Thousand Dollars per month ($5,000) and is to be paid in at such time specified in accordance with the original lease agreement between the Entest BioMedical, Inc. (“Entest”) and the lessor. All charges for utilities connected with premises which are to be paid under the master lease shall be paid by Regen Biopharma, Inc. for the term of this sublease to the extent that such charges exceed the difference between the rent payable to the lessor by Entest under the master lease and the rent payable to Entest by Regen Biopharma, Inc. As of August 31, 2016, Regen Biopharma Inc owes the Company the amount of $15,000 of accrued rent.

On June 23, 2015 Regen Biopharma, Inc. ( “Regen”) entered into an agreement (“Agreement”) with Zander whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years.

Pursuant to the Agreement, Zander shall pay to Regen one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on on July 15th, 2016 and each subsequent anniversary of the effective date of the Agreement.

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

On September 8, 2016 the Company paid $17,000 as partial payment of a $100,000 obligation incurred pursuant to the Agreement.

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

The following table sets forth the aggregate fees billed to us by Seale and Beers , CPAs during the period beginning September 1, 2015 and ending August 31, 2016:

Audit Fees	$15,000
Audit Related Fees	13,523
Tax Fees	0
All Other Fees	0
$28,523

Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

Audit Related Fees:   Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. During the year ended August 31, 2016 these fees were primarily derived from review of financial statements in the Company's Form 10Q Reports.

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

Item 15. Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description
3(i)(a)	Articles of Incorporation
3(ii)(b)	Bylaws
10.1 ( c)	Agreement by and Between David Koos and the Company
10.2 (Incorporated by Reference to Exhibit 10.2 of the Company’s Form S-1 filed June 12, 2012)	Terms of Employment Agreement by and between the Company and Tammy Reynolds
10.3 (d)	August 2010 Agreement by and between the Company and TheraCyte, Inc.
10.3 (e)	Asset Purchase Agreement by and between the Company, Dr. Gregory McDonald and Pet Pointers
10.4 (f)	Exhibit A to Asset Purchase Agreement by and between the Company, Dr. Gregory McDonald and Pet Pointers
10.5 (g)	Exhibit B to Asset Purchase Agreement by and between the Company, Dr. Gregory McDonald and Pet Pointers
10.6 (h)	CRO Agreement by and between the Company and RenovoCyte LLC
3(i)(2)(i)	Certificate of Designations Series AA Preferred Stock
10.7(j)	8% ASHER NOTE $42,500
10.8(k)	8% ASHER NOTE $37,500
10.9(l)	8% ASHER NOTE $35,000
10.10(m)	8% ASHER NOTE $32,500
3(i)(3) (n)	Amendment to Certificate of Incorporation dated June 4, 2009
3(ii)(2) (o)	Bylaws of Entest Biomedical, inc., a California corporation and wholly owned subsidiary of the Registrant
3(i)(4) (p)	Certificate of Incorporation of Entest Biomedical, inc., a California corporation and wholly owned subsidiary of the Registrant
10.11(q)	8% ASHER NOTE $37,500
3(i)(5) ( r)	Certificate of Designations Series B Preferred Stock
3(i) (6)(s)	Amendment to Certificate of Incorporation
10.12 (t)	Equity purchase Agreement, Southridge Feb 27, 2012
10.13(u)	Registration Rights Agreement, Southridge
10.14(Incorporated by Reference to Exhibit 10.14 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 Bio Technology Partners Business Trust
10.15(Incorporated by Reference to Exhibit 10.15 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 Venture Bridge Advisors, Inc.
10.16(Incorporated by Reference to Exhibit 10.16 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 Bombardier Pacific ventures
10.17(Incorporated by Reference to Exhibit 10.17 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 David Koos
3(i)(7) (v)	Amendment to Certificate of Incorporation
10.18(Incorporated by Reference to Exhibit 10.18 of the Company’s Form S-1 filed June 12, 2012)	Agreement amending terms of outstanding Debt by the Company
10.19(Incorporated by Reference to Exhibit 10.19 of the Company’s Form S-1 filed June 12, 2012)	Agreement amending terms of outstanding Debt by the Company
10.20(Incorporated by Reference to Exhibit 10.20 of the Company’s Form S-1 filed June 12, 2012)	Agreement amending terms of outstanding Debt by the Company
10.21(w)	Form of Bonus Share Agreement
5.1	Opinion Regarding Legality
14 (y)	Code of Ethics
10.24 (aaaa)	Assignment dated June 15, 2009 by and between Entest Biomedical, Inc. and Bio-Matrix Scientific Group, Inc.
10.22 (z)	Lease
3(i)(8) (aa)	Text of Amendment to Certificate of Incorporation
10.23(aaa)	8% ASHER NOTE $42,500
10.24 (aaaa)	Assignment dated June 15, 2009 by and between Entest Biomedical, Inc. and Bio-Matrix Scientific Group, Inc.
10.25(Incorporated by Reference to Exhibit 10.25 of the Company’s Form S-1 filed June 12, 2012)	Advisory Board Letter Agreement
10.26 (aaaaa)	Equity Purchase Agreement Southridge June 1 2012

10.27(Incorporated by Reference to Exhibit 10.27 of the Company’s Form S-1 filed June 12, 2012)	Amendment to Registration Rights Agreement
10.28(Incorporated by Reference to Exhibit 10.28 of the Company’s Form S-1 filed June 12, 2012)	Termination Letter February 27 Equity Purchase Agreement
10.29(zzzzzzzz1)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.30(zzzzzzzz2)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.31(zzzzzzzz3)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.32(zzzzzzzz4)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.33(zzzzzzzz5)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.34(zzzzzzzz6)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.35 ( incorporated by Reference to Exhibit 10.35 of the company’s amended Form S-1 Filed Auguust 17, 2012)	ASHER NOTE $63,000
10.36( incorporated by Reference to Exhibit 10.36 of the company’s amended Form S-1 Filed August 17, 2012)	TERMS OF COMPENSATION DAVID KOOS
10.37 (zzzzzzzz7)	ASHER NOTE $63,000
10.38 (incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed December 12, 2012) 3.i (8) (Incorporated by Reference to Exhibit 3(i) of the Company’s 8-K filed October 19, 2012)	Settlement Agreement with G. McDonald
10.39 (incorporated by reference to Exhibit 10.39 of the Company’s 10-K for the year ended August 31, 2012)	Line of Credit Promissory Note Sherman family Trust
Exhibit 10.40	SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE (incorporated by reference to exhibit 10.1 of the Company’s 8-K filed March 12, 2013)
3(1)(8)(zzzzzzzz8)	Text of Amendment to Certificate of Incorporation
3(i)(9) (zzzzzzzz9)	Certificate of Designations
3(i) (10) (zzzzzzzz10)	Text of Amendment to Certificate of Incorporation
10.41((zzzzzzzz11)	Employment Offer
10.42 (ab1)	Sublease Agreement
10.43 (ab2)	Amendment to Sublease Agreement
10.44 (ab3)	AGREEMENT BY AND BETWEEN REGEN BIOPHARMA, INC. AND ZANDER THERAPEUTICS, INC.
3(i) (A) (ab4)	CERTIFICATE OF CHANGE
10.45	Amendment to Regen Zander Agreement
23.1	Consent of Seale and Beers
10.45 (ab5)	AGREEMENT BY AND BETWEEN REGEN BIOPHARMA, INC. AND ZANDER THERAPEUTICS, INC. dated September 28, 2015
31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(a)	Incorporated by Reference to Exhibit 3(1) of the Company's Form S-1 Filed November 4, 2008
(b)	Incorporated by Reference to Exhibit 3(2) of the Company's Form S-1 Filed November 4, 2008
(c)	Incorporated by Reference to Exhibit 10(1) of the Company's Form10-K Filed November 17, 2009
(d)	Incorporated by Reference to Exhibit 10(1) of the Company's Form10-K Filed November 16, 2010
(e)	Incorporated by Reference to Exhibit 10(1) of the Company's Form 8-K Filed December 17, 2010
(f)	Incorporated by Reference to Exhibit 10(2) of the Company's Form 8-K Filed December 17, 2010
(g)	Incorporated by Reference to Exhibit 10(3) of the Company's Form 8-K Filed December 17, 2010
(h)	Incorporated by Reference to Exhibit 10(3) of the Company's Form 8-K Filed October 24, 2011
(i)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed June 10, 2011
(j)	Incorporated by Reference to Exhibit 10(9) of the Company's Form 10-K filed November 3 2011
(k)	Incorporated by Reference to Exhibit 10(10) of the Company's Form 10-K filed November 3 2011
(l)	Incorporated by Reference to Exhibit 10(11) of the Company's Form 10-K filed November 3 2011
(m)	Incorporated by Reference to Exhibit 10(12) of the Company's Form 10-K filed November 3 2011
(n)	Incorporated by Reference to Exhibit 3(i) (2)of the Company's Form 8-K Filed June 10, 2011
(o)	Incorporated by Reference to Exhibit 3(ii) of the Company's Form 8-K Filed June 10, 2011
(p)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed June 10, 2011
(q)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed January 11, 2012
( r)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed February 9, 2012
(s)	Incorporated by Reference to Exhibit (3)(i) of the Company's Form 10-Q Filed February 9, 2012
(t)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed February 9, 2012
(u)	Incorporated by Reference to Exhibit 10.2 of the Company's Form 10-Q Filed February 9, 2012
(v)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed March 22, 2012
(w)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 8-K Filed April 5, 2012
(x)	Filed as Exhibit 5.1
(y)	Incorporated by Reference to Exhibit 14 of the Company's Form10-K Filed November 17, 2009
(z)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed March 28, 2012
(aa)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed April 25, 2012
(aaa)	Incorporated by Reference to Exhibit 10 of the Company's Form 8-K Filed April 25, 2012
(aaaa)	Incorporated by Reference to Exhibit 10.2 of the Company's Form 8-K Filed July 10, 2009
(aaaaa)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 8-K Filed June 4, 2012
(zzzzzzzz1)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz2)	Incorporated by Reference to Exhibit 10.2 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz3)	Incorporated by Reference to Exhibit 10.3 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz4)	Incorporated by Reference to Exhibit 10.4 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz5)	Incorporated by Reference to Exhibit 10.5 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz6)	Incorporated by Reference to Exhibit 10.6 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz7)	Incorporated by Reference to Exhibit 10.37 of the Company's Form 10-K for the year ended August 31, 2012)
(zzzzzzzz8)	Incorporated by Reference to Exhibit 3(i) of the company’s Form 8-K dated January 24, 2014
(zzzzzzzz9)	Incorporated by Reference to Exhibit 3(i) of the company’s Form 8-K dated May 22, 2014
(zzzzzzzz10)	Incorporated by Reference to Exhibit 3(i) of the company’s Form 8-K dated July 14, 2014
(zzzzzzzz11)	Incorporated by Reference to Exhibit 10.1 of the company’s Form 8-K dated November 7, 2014
(ab1)	Incorporated by Reference to Exhibit 10.1 of the company’s Form 10-Q filed January 13, 2015
(ab2)	Incorporated by Reference to Exhibit 10.1 of the company’s Form 10-Q filed April 10, 2015
(ab3)	Incorporated by Reference to Exhibit 10.1 of the company’s Form 8-K dated June 25, 2015
(ab4)	Incorporated by Reference to Exhibit 3(i) of the company’s Form 8-K dated July 3, 2015
(ab5)	Incorporated by Reference to Exhibit 10.1 of the company’s Form 8-K dated October 2, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.

By:	/s/David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer
Date: November 22, 2016.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 25, 2014.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman of the Board of Directors, Chief Executive Officer, Acting Chief Financial Officer
Date: November 22, 2016.

