Form 10-Q
period 2016-11-30
ENTEST BIOMEDICAL, INC.
filed 2017-01-11
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 30, 2016 there were 40,170,472 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check One)

Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ENTEST BIOMEDICAL, INC.
Consolidated Balance Sheet

	As of November 30, 2016 (unaudited)	As of August 31, 2016
ASSETS
Current Assets
Cash	75,873	859
Current Portion of Prepaid Expenses	8,000	8,000
Accrued Rent Recievable	20,000	15,000
Total Current Assets	103,873	23,859
TOTAL ASSETS	103,873	23,859

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	40,406	112,162
Notes Payable	759,101	455,601
Due to Other	8,000	8,000
Accrued Expenses	375,806	426,965
Total Current Liabilities	1,183,313	1,002,728

TOTAL LIABILITIES	1,183,313	1,002,728

STOCKHOLDERS' EQUITY
Common Stock, authorized 500,000,000 shares as of November 30, 2016 and August 31, 2016; issued and outstanding 40,170,472(par value $0.0001) as of November 30, 2016, and August 31, 2016 respectively	4,011	4,011
Preferred Stock ,par value $0.0001, 5,000,000 shares authorized, Series AA Preferred Stock, 100,000 shares authorized, 667 shares, par value $0.0001, issued and outstanding at November 30, 2016 and as of August 31, 2016	0	0
Series B Preferred 4,400,000 shares authorized, 28,009 ( par value $0.0001) issued and outstanding as of November 30, 2016 as of August 31, 2016	3	3
Series AAA Preferred, 300,000 shares authorized, $0.0001 par value 533 shares outstanding as of August 31, 2016 and as of November 30, 2016	0	0
NonVoting Convertible Preferred ($1 par value) 200,000 shares authorized, 0 and 0 issued and outstanding as of August 31, 2016 and November 30, 2016,respectively	0	0
Additional Paid in Capital	6,178,854	6,148,054
Contributed Capital	274,162	274,162
Accumulated Deficit	(7,536,470)	(7,405,099)
Total Stockholders' Equity	(1,079,440)	(978,869)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	103,873	23,859

The accompanying Notes are an integral part of these Financial Statements

ENTEST BIOMEDICAL INC.
Consolidated Statement of Operations
(unaudited)

	Quarter Ended	Quarter Ended
	November 30, 2016	November 30, 2015
TOTAL REVENUE	0	0

COSTS AND EXPENSES
Research and Development	0	92,500
Rent Costs	10,518	10,113
General and Administrative	68,098	56,499
Consultant's Expenses	120,512	13,505
Total Costs and Expenses	199,128	172,617

OPERATING LOSS	(199,128)	(172,617)

OTHER INCOME AND EXPENSE
Rental income	15,000	15,000
Other Income	65,092	0
Loss on issuance of stock below fair value	0	0
Interest Expense	(12,335)	(6,573)
Impairment of Property and equipment
TOTAL OTHER INCOME AND EXPENSE	67,757	8,427

LOSS BEFORE INCOME TAXES	(131,371)	(164,190)
Income Taxes	0	0

NET LOSS

NET LOSS from continuing operations	(131,371)	(164,190)

NET LOSS available to common shareholders	(131,371)	(164,190)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	(0.003)	(0.004)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	40,170,472	37,770,472

The accompanying Notes are an integral part of these Financial Statements

ENTEST BIOMEDICAL, INC.
Consolidated Statement of Cash Flows
(Unaudited)

	Quarter Ended	Quarter Ended
	November 30, 2016	November 30, 2015
OPERATING ACTIVITIES
Net (loss)	(131,371)	(164,190)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (Decrease) in Additional paid in Capital	30,800	30,800
Increase ( Decrease) in Common Stock issued for expenses	0	192,000
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable	(71,756)	(1,307)
(Increase) Decrease in Accrued Rental Income Receivable	(5,000)	0
Increase (Decrease) in Accrued Expenses	(51,159)	(63,939)
Net Cash Provided Used in Operating Activities	(228,486)	(6,636)

FINANCING ACTIVITIES
Increase (Decrease) in Notes Payable	303,500	7,512
Net Cash Provided by Financing Activities	303,500	7,512
Net (Decrease) Increase in Cash	75,014	876

Cash at Beginning of Period	859	2,159
Cash at End of Period	75,873	3,035

The accompanying Notes are an integral part of these Financial Statements

Entest BioMedical, Inc.

Notes to Consolidated Financial Statements

As of November 30, 2016

The accompanying unaudited interim condensed consolidated financial statements of Entest Biomedical, Inc. (“Entest” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended August 31, 2016. In general, interim disclosures do not repeat those contained in the annual statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

E. PROPERTY AND EQUIPMENT

As of November 30, 2016 Property and Equipment consists of $0 of Computer equipment. An impairment charge of $1,919 has been recognized by the Company on one personal computer during the quarter ended August 31, 2015 as the Company has determined that the equipment has no value due to obsolescence.

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

The Company’s financial instruments as of November 30, 2016 consisted of $ 759,101 of Notes Payable and $8,000 due to TheraCyte, Inc.. The fair value of all of the Company’s financial instruments as of November 30, 2016 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of November 30, 2016 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $7,536,470 during the period from August 22, 2008 (inception) through November 30, 2016. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds primarily by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5.  NOTES PAYABLE

As of November 30, 2016

Notes Payable:

David Koos ( See Note 6)	$100
Bio Technology Partners Business Trust	$159,000
The Sherman Family Trust (10% Interest)	$38,500
The Sherman Family Trust (0% Interest)	$160,500
Regen BioPharma Inc. ( See Note 6)	$12,051
Bostonia Partners	$223,100
Dunhill Ross Partners, Inc.	$165,850
Total	$759,101

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

$9,000 lent to the Company by Bostonia Partners is due and payable September 13, 2017 and bears simple interest at a rate of 10% per annum.

$83,500 lent to the Company by Bostonia Partners is due and payable September 26 2017 and bears simple interest at a rate of 10% per annum.

$2,300 lent to the Company by Bostonia Partners is due and payable October 19, 2017 and bears simple interest at a rate of 10% per annum.

$3,700 lent to the Company by Bostonia Partners is due and payable November 4, 2017 and bears simple interest at a rate of 10% per annum.

$50,000 lent to the Company by Bostonia Partners is due and payable November 10, 2017 and bears simple interest at a rate of 10% per annum

As of November 30, 2016 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $100 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

NOTE 6.  RELATED PARTY TRANSACTIONS

As of November 30, 2016 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $100 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

As of November 30, 2016 the Company remains indebted to Regen Biopharma, Inc. in the principal amount of $12,051  due and payable in whole or in part at the demand of Regen Biopharma, Inc and bearing simple interest at a rate of 10% per annum. David Koos, the Company’s Chairman and CEO, is also the Chairman and CEO of Regen of Regen Biopharma, Inc.

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

During the quarter ended November 30, 2016 Zander paid $17,000 to Regen as a partial payment of the July 15th, 2016 liability

NOTE 7.  INCOME TAXES

As of November 30, 2016
Deferred tax assets:
Net operating tax carry forwards	$2,567,040
Other	-0-

Gross deferred tax assets	2,567,040
Valuation allowance	(2,567,040)
Net deferred tax assets	$-0-

As of  November 30, 2016  the Company has a Deferred Tax Asset of $ 2,567,040 completely attributable to net operating loss carry forwards of approximately $ 7,550,117 (which expire 20 years from the date the loss was incurred) consisting of:

(a) $ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and

(b) $ 7,536,470 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 12. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30 , 2016:

Common Stock:

$0.0001 par value, 500,000,000 shares authorized and 40,170,472 shares issued and outstanding as of November 30, 2016.

Preferred Stock:

$0.0001 par value 5,000,000 shares authorized of which:

(a)	100,000 are authorized as Series AA Preferred Stock of which 667 shares are issued and outstanding as of November 30, 2016 and
(b)	4,400,000 are authorized as Series B Preferred Stock of which 28,009 shares are issued and outstanding as of November 30, 2016 and
(c)	300,000 are authorized as Series AAA Preferred Stock of which 533 shares are issued and outstanding as of November 30, 2016.

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

200,000 shares authorized of which 0 shares are issued and outstanding as of  November 30, 2016 .

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10K for the year ended August 31, 2016. All references to” We”, “Us”, “Company” or the “Company” refer to Entest BioMedical, Inc and its wholly owned subsidiary Zander Therapeutics, Inc..

As of November 30, 2016 we had Cash in the amount of $75,873 and as of August 31, 2016 we had Cash in the amount of $859.

The increase in Cash of approximately 8,732% is primarily attributable to loans granted to the Company by third party lenders offset by payments of $50,000 of accrued salaries paid to the Company’s Chief Executive Officer during the quarter ended November 30, 2016 as well as the cost of operating the Company’s business.

As of November 30, 2016 we had Accrued Rent Receivable of $20,000 and as of August 31, 2016 we had Accrued Rent Receivable of $15,000.

The increase in Accrued Rent Receivable of 33.3% is attributable to rental income earned by but unpaid to the company by Regen biopharma, Inc. for the months of August 2016, September 2016 and October 2016 and November 2016

As of November 30, 2016 we had Accounts Payable of $40,406 and as of August 31, 2016 we had Accounts Payable of $112,162.

The decrease in Accounts Payable of approximately 63.9% is primarily attributable to the derecognition by the Company of $65,092 of aged payables which are effectively uncollectible by the creditors due to the expiration of the statute of limitations imposed upon such collection activity pursuant to relevant statute.

As of November 30, 2016 we had Notes Payable of $ 759,101and as of August 31, 2016 we had Notes Payable of $455,601

The increase in Notes Payable of approximately 66.6% is primarily attributable to $303,500 borrowed from third party lenders during the quarter ended November 30, 2016.

As of November 30, 2016 we had Accrued Expenses of $375,806 and as of August 31, 2016 we had Accrued Expenses of $426,965.

The decrease in Accrued Expenses of approximately 11.92% is primarily attributable to:

(a)	Payment during the quarter ended November 30, 2016 of $50,000 of salary accued but unpaid to David R. Koos, the Company’s sole officer.
(b)	Partial payment of $17,000 to Regen Biopharma, Inc. against $100,000 of expenses incurred as a result of that agreement entered into by and between Regen Biopharma, Inc. ( “Regen”) and Zander Therapeutics, Inc. ( “Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen for non-human veterinary therapeutic use for a term of fifteen years. David Koos , CEO of the Company and Zander, serves as Chairman and Chief Executive Officer of Regen.

Offset by:

$12,335of accruals of interest payable during the quarter ended November 30, 2016.

$3,506 of rental expenses incurred but unpaid during the quarter ended November 30, 2016.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the three months ended November 30, 2015 and -0- for the three months ended November 30, 2016.  Net Losses from continuing operations were $164,190for the three months ended November 30, 2015 and $131,371 for the same period ended 2016.

The decrease in Net Losses from continuing operations of approximately 20% is primarily attributable to :

(a)	The recognition of $92,500 of expenses related to Research and Development Activities during the quarter ended November 30, 2015
(b)	The recognition during the quarter ended November 30, 2016 of $65,092 of income attributable to the derecognition of $65,092 of aged payables which are effectively uncollectible by the creditors due to the expiration of the statute of limitations imposed upon such collection activity pursuant to relevant statute.

Offset by higher General and Administrative, Consulting and Interest Expense recognized during the quarter ended November 30, 2016 when compared to the quarter ended November 30, 2015.

As of November 30, 2016 we had $75,873 cash on hand and current liabilities of $1,183,313 such liabilities consisting of Accounts Payable, Notes Payable, Amounts due to Others and Accrued Expenses.

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

As of December 29, 2016 we are not party to any binding agreements which would commit Entest to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on September 1, 2016 and ending on November 30, 2016, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

Entest BioMedical, Inc.
a Nevada corporation

Dated: December 29, 2016	By: /s/ David R. Koos
David R. Koos
Chief Executive Officer

