Form 10-Q
period 2017-02-28
ENTEST BIOMEDICAL, INC.
filed 2017-04-03
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 28, 2017 there were 43,270,472 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check One)

Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ENTEST BIOMEDICAL, INC.
Consolidated Balance Sheet

	As of February 28, 2017 (unaudited)	As of August 31, 2016
ASSETS
Current Assets
Cash	4,888	859
Current Portion of Prepaid Expenses	8,000	8,000
Accrued Rent Receivables	20,000	15,000
Total Current Assets	32,888	23,859
OTHER ASSETS
Available for Sale Securities	228,550
TOTAL ASSETS	261,438	23,859

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	43,106	112,162
Notes Payable	737,101	455,601
Due to Other	8,000	8,000
Accrued Expenses	375,256	426,965
Total Current Liabilities	1,163,463	1,002,728

TOTAL LIABILITIES	1,163,463	1,002,728

STOCKHOLDERS' EQUITY
Common Stock, authorized 500,000,000 shares as of February 28, 2017 and August 31, 2016; issued and outstanding 43,270,472 (par value $0.0001) as of February 28, 2017 and 40,170,472 as of August 31, 2016	4,321	4,011
Preferred Stock ,par value $0.0001 5,000,000 shares authorized,
Series AA Preferred Stock, 100,000 shares authorized, 667 shares, par value $0.0001, issued and outstanding at February 28, 2017 and as of August 31, 2016	0	0
Series B Preferred 4,400,000 shares authorized, 28009 ( par value $0.0001) issued and outstanding as of February 28, 2017 as of August 31, 2016	3	3
Series AAA Preferred, 300,000 shares authorized, $0.0001 par value 533 shares outstanding as of August 31, 2016 and as of February 28, 2017	0	0
NonVoting Convertible Preferred ($1 par value) 200,000 shares authorized, 0 and 0 issued and outstanding as of August 31, 2016 and February 28, 2017,respectively	0	0
Additional Paid in Capital	6,351,544	6,148,054
Contributed Capital	274,162	274,162
Accumulated Deficit	(7,755,605)	(7,405,099)
Accumulated Other Comprehensive Income	223,550
Total Stockholders' Equity	(902,025)	(978,869)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	261,438	23,859

The accompanying Notes are an integral part of these Financial Statements

ENTEST BIOMEDICAL INC.
Consolidated Statement of Operations
(unaudited)

	Quarter Ended February 28, 2017	Quarter Ended February 29, 2016	Six Months Ended February 28, 2017	Six Months Ended February 29, 2016
TOTAL REVENUE	0	0	0	0

COSTS AND EXPENSES
Research and Development	2,500	0	2,500	92,500
Rent Costs	8,988	10,518	19,506	20,631
General and Administrative	68,106	57,637	136,204	114,136
Consultant's Expenses	29,750	24,197	152,907	37,702
Total Costs and Expenses	109,344	92,352	311,117	264,969

OPERATING LOSS	(109,344)	(92,352)	(311,117)	(264,969)

OTHER INCOME AND EXPENSE
Rental income	15,000	15,000	30,000	30,000
Other Income	0	0	65,092	0
Loss on issuance of stock below fair value	(107,700)	0	(107,700)	0
Interest Expense	(14,446)	(6,780)	(26,781)	(13,353)
Impairment of Property and equipment
TOTAL OTHER INCOME AND EXPENSE	(107,146)	8,220	(39,389)	16,647

LOSS BEFORE INCOME TAXES	(216,490)	(84,132)	(350,506)	(248,322)

NET LOSS
NET LOSS from continuing Operations	(216,490)	(84,132)	(350,506)	(248,322)
NET LOSS available to common shareholders	(216,490)	(84,132)	(350,506)	(248,322)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	(0.005)	(0.002)	(0.009)	(0.006)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	40,846,876	40,170,472	40,504,916	38,977,102

The accompanying Notes are an integral part of these Financial Statements

ENTEST BIOMEDICAL , INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
	Quarter Ended February 29
	Quarter Ended February 28, 2017	Quarter Ended February 29, 2016
Net Income (Loss)	$(216,490)	$(84,132)
Add:
Unrealized Gains on Securities	223,550	0
Less:
Unrealized Losses on Securities	0	0
Total Other Comprehensive Income (Loss)	223,550	0
Comprehensive Income	$7,060	$(84,132)

	Six Months Ended February 28, 2017	Six Months Ended February 29, 2016
Net Income (Loss)	$(350,506)	$(248,322)
Add:
Unrealized Gains on Securities	223,550	0
Less:
Unrealized Losses on Securities	0	0
Total Other Comprehensive Income (Loss)	223,550	0
Comprehensive Income	$(126,956)	$(248,322)

The accompanying Notes are an integral part of these Financial Statements

ENTEST BIOMEDICAL, INC.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended February 28, 2017	Six Months Ended February 29, 2016
OPERATING ACTIVITIES
Net (loss)	(350,506)	(248,322)

Adjustments to reconcile net loss to net cash used by operating activities:
Increase ( Decrease) in Common Stock issued to consultants	4,500	0
Increase (Decrease) in Additional paid in Capital	61,600	61,600
Increase ( Decrease) in Common Stock issued for expenses	0	192,000
Increase in issuance of stock below fair value	107,700	0
Changes in Operating Assets and Liabilities
Increase in Prepaid Expenses	0	(3,506)
Increase (Decrease) in Accounts Payable	(69,056)	(1,078)
(Increase )Decrease in Accrued Rental Income Receivable	(5,000)	0
Increase (Decrease) in Accrued Expenses	(51,709)	(27,159)
Net Cash Provided (Used) in Operating Activities	(302,471)	(26,465)
INVESTING ACTIVITIES
Securities Purchased for Cash	(5,000)	0
Net cash Provided by (Used in) Investing Activities	(5,000)	0

FINANCING ACTIVITIES
Increase (Decrease) in Notes Payable	311,500	32,612
Net Cash Provided by Financing Activities	311,500	32,612
Net ( Decrease) Increase in Cash	4,029	6,147

Cash at Beginning of Period	859	2,159

Cash at End of Period	4,888	8,306

Supplemental Disclosure of Noncash investing and financing activities:
Common Stock issued for Debt	30,000	0

The accompanying Notes are an integral part of these Financial Statements

 Entest BioMedical, Inc.

Notes to Consolidated Financial Statements

As of February 28, 2017

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

E. PROPERTY AND EQUIPMENT

As of February 28, 2017 Property and Equipment consists of $0 of Computer equipment. An impairment charge of $1,919 has been recognized by the Company on one personal computer during the quarter ended August 31, 2015 as the Company has determined that the equipment has no value due to obsolescence.

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

The Company’s financial instruments as of February 28, 2017 consisted of $ 737,101 of Notes Payable and $8,000 due to TheraCyte, Inc.. The fair value of all of the Company’s financial instruments as of February 28, 2017 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of February 28, 2017 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $7,755,605 during the period from August 22, 2008 (inception) through February 28, 2017. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds primarily by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5.  NOTES PAYABLE

As of February 28, 2017

Notes Payable:

David Koos ( See Note 6)	$100
Bio Technology Partners Business Trust	$149,000
The Sherman Family Trust (10% Interest)	$38,500
The Sherman Family Trust (0% Interest)	$160,500
Regen BioPharma Inc. ( See Note 6)	$12,051
Bostonia Partners	$203,100
Dunhill Ross Partners, Inc.	$165,850
Blackbriar Partners (See Note 6)	8,000
Total	$737,101

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

$37,000 lent to the Company by Bostonia Partners is due and payable September 3, 2016 and bears simple interest at a rate of 10% per annum

$10,000 lent to the Company by Bostonia Partners is due and payable December 8, 2016 and bears simple interest at a rate of 10% per annum

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

$50,000 lent to the Company by Bostonia Partners is due and payable November 10, 2017 and bears simple interest at a rate of 10% per annum

$1,000 lent to the Company by Blackbriar Partners is due and payable February 17, 2018 and bears simple interest at a rate of 10% per annum

$7,000 lent to the Company by Blackbriar Partners is due and payable February 28, 2018 and bears simple interest at a rate of 10% per annum.

Blackbriar Partners is controlled by David R. Koos , the Company’s sole officer and director.

As of February 28, 2017 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $100 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

NOTE 6.  RELATED PARTY TRANSACTIONS

As of February 28, 2017 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $100 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

As of February 28, 2017 the Company remains indebted to Regen Biopharma, Inc. in the principal amount of $12,051  due and payable in whole or in part at the demand of Regen Biopharma, Inc and bearing simple interest at a rate of 10% per annum. David Koos, the Company’s Chairman and CEO, is also the Chairman and CEO of Regen of Regen Biopharma, Inc.

As of February 28, 2017 the Company remains indebted to Blackbriar Partners in the principal amount of $8,000 of which $1,000 is  due and payable February 17, 2018 and bears simple interest at a rate of 10%per annum and of which $7,000 is due and payable February 28, 2018 and bears simple interest at a rate of 10% per annum.

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

During the quarter ended November 30, 2016 Zander paid $17,000 to Regen as a partial payment of the July 15th, 2016 liability.

On February 28, 2016, the Company purchased from a third party 3,500,000 shares of the Series A Preferred stock of Regen Biopharma, Inc for consideration consisting of $5,000 cash.

NOTE 7.  INCOME TAXES

As of February 28, 2017
Deferred tax assets:
Net operating tax carry forwards	$2,641,546,
Other	-0-

Gross deferred tax assets	2,641,546
Valuation allowance	(2,641,546)
Net deferred tax assets	$-0-

As of  February 28, 2017  the Company has a Deferred Tax Asset of $ 2,641,546 completely attributable to net operating loss carry forwards of approximately $ 7,769,252(which expire 20 years from the date the loss was incurred) consisting of:

(a)	$ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and
(b)	$ 7,755,605 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

$3,116 per month for the period beginning December 1, 2012 and ending November 30, 2013

$3,241 per month for the period beginning December 1, 2013 and ending November 30, 2014

$3,371 per month for the period beginning December 1, 2014 and ending November 30, 2015

$3,506 per month for the period beginning December 1, 2015 and ending November 30, 2016

On November 27, 2016 the lease was extended until November 30, 2021

Rent to be charged to the Company pursuant to the extension is as follows:

$2,996 per month for the period beginning December 1, 2016 and ending November 30, 2017

$3,116 per month for the period beginning December 1, 2017 and ending November 30, 2018

$3,241 per month for the period beginning December 1, 2018 and ending November 30, 2019

$3,371 per month for the period beginning December 1, 2019 and ending November 30, 2020

$3,506 per month for the period beginning December 1, 2020 and ending November 30, 2021

This property is utilized as office space. The Company believes that the foregoing property is adequate to meet its current needs. While it is anticipated that the Company will require access to laboratory facilities in the future, the Company believes that access to such facilities are available from a variety of sources.

NOTE 12. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2017:

Common Stock:

$0.0001 par value, 500,000,000 shares authorized and 43,270,472 shares issued and outstanding as of February 28, 2017.

Preferred Stock:

$0.0001 par value 5,000,000 shares authorized of which:

(a)	100,000 are authorized as Series AA Preferred Stock of which 667 shares are issued and outstanding as of February 28, 2017 and
(b)	4,400,000 are authorized as Series B Preferred Stock of which 28,009 shares are issued and outstanding as of February 28, 2017 and
(c)	300,000 are authorized as Series AAA Preferred Stock of which 533 shares are issued and outstanding as of February 28, 2017.

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

200,000 shares authorized of which 0 shares are issued and outstanding as of  February 28, 2017 .

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

NOTE 13. INVESTMENT SECURITIES

On February 28, 2017 the Company purchased 3,500,000 of the Series A Preferred shares of Regen Biopharma, Inc.for consideration consisting of $5.000.

The Series A Preferred shares of Regen Biopharma, Inc.described above constitute the Company’s sole investment securities as of February 28, 2017.

As of February 28, 2017:

3,500,000	Series A Preferred shares of Regen Biopharma, Inc

Basis	Fair Value	Total Unrealized Gains in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the quarter ended February 28, 2017
$5,000	$$228,550	223,550	223,550

NOTE 14. STOCK TRANSACTIONS

On January 27, 2017 the Company issued 100,000 of its Common Shares to Synergy Business Consultants, Inc. as consideration for services.

On February 7, 2017 the Company issued 1,000,000 of its Common Shares in satisfaction of $10,000 of principal indebtedness.

On February 10, 2017 the Company issued 2,000,000 of its Common Shares in satisfaction of $20,000 of principal indebtedness.

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

As of February 28, 2017 we had Cash in the amount of $4,888 and as of August 31, 2016 we had Cash in the amount of $859.

The increase in Cash of approximately 469% is primarily attributable to loans granted to the Company by third party lenders offset by payments of $50,000 of accrued salaries paid to the Company’s Chief Executive Officer during the quarter ended November 30, 2016 , payments of $12,000 of accrued salaries paid to the Company’s Chief Executive Officer during the quarter ended February 28, 2017 as well as the cost of operating the Company’s business.

As of February 28, 2017 we had Accrued Rent Receivable of $20,000 and as of August 31, 2016 we had Accrued Rent Receivable of $15,000.

The increase in Accrued Rent Receivable of 33.3% is attributable to rental income earned by but unpaid to the company by Regen Biopharma, Inc. for the months of November 2016 through February 2017.

As of February 28, 2017 we had Securities Available for Sale in the amount of $228,550 and as of August 31, 2016 we had Securities Available for Sale in the amount of $0.

The increase in Securities Available for Sale is attributable to the purchase by the Company of 3,500,000 of the Series A Preferred shares of Regen Biopharma, Inc. from an unaffiliated third party.

As of February 28, 2017 we had Accounts Payable of $43,106 and as of August 31, 2016 we had Accounts Payable of $112,162.

The decrease in Accounts Payable of approximately 61.57% is primarily attributable to the derecognition by the Company during the quarter ended November 30, 2016 of $65,092 of aged payables which are effectively uncollectible by the creditors due to the expiration of the statute of limitations imposed upon such collection activity pursuant to relevant statute.

As of February 28, 2017 we had Notes Payable of $ 737,101and as of August 31, 2016 we had Notes Payable of $455,601.

The increase in Notes Payable of approximately 61.75% is primarily attributable to $311,500 borrowed from third party lenders during the six months ended February 28, 2017 offset by the settlement by the Company of $30,000 of principal indebtedness through the issuance of equity securities during the six months ended February 28, 2017.

As of February 28, 2017 we had Accrued Expenses of $375,256 and as of August 31, 2016 we had Accrued Expenses of $426,965.

The decrease in Accrued Expenses of approximately 12.11% is primarily attributable to:

(a)	Payment during the six months ended February 28, 2017 of $62,000 of salary accrued but unpaid to David R. Koos, the Company’s sole officer.

(b)	Partial payment of $17,000 to Regen Biopharma, Inc. against $100,000 of expenses incurred as a result of that agreement entered into by and between Regen Biopharma, Inc. ( “Regen”) and Zander Therapeutics, Inc. ( “Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen for non-human veterinary therapeutic use for a term of fifteen years. David Koos , CEO of the Company and Zander, serves as Chairman and Chief Executive Officer of Regen.

Offset by:

$12,335of accruals of interest payable during the quarter ended November 30, 2016.

$14,445of accruals of interest payable during the quarter ended February 28, 2017.

$510 of rental expenses incurred but unpaid during the six months ended February 28, 2017.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the three months ended February 28, 2017 and -0- for the three months ended February 29, 2016.  Net Losses from continuing operations were $216,490 for the three months ended February 28, 2017 and $84,132 for the same period ended 2016.

The increase in Net Losses from continuing operations of approximately 157% is primarily attributable to the recognition during the quarter ended February 28, 2017 of 107,700 of expense attributable to Issuance of Securities for less than Fair Value.

Revenues from continuing operations were $0 for the six months ended February 29, 2016 and -0- for the six months ended February 28, 2017.  Net Losses from continuing operations were $248,322 for the six months ended February 29, 2016 and $350,506 for the six months ended February 28, 2017.

The increase in Net Losses from continuing operations of approximately 41% is primarily attributable to the recognition during the quarter ended February 28, 2017 of 107,700 of expense attributable to Issuance of Securities for less than Fair Value offset by the recognition during the quarter ended November 30, 2016 of $65,092 of income attributable to the derecognition of $65,092 of aged payables which are effectively uncollectible by the creditors due to the expiration of the statute of limitations imposed upon such collection activity pursuant to relevant statute

As of February 28, 2017 we had $4,888 cash on hand and current liabilities of $1,163,463 such liabilities consisting of Accounts Payable, Notes Payable, Amounts due to Others and Accrued Expenses.

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

As of March 30, 2017 we are not party to any binding agreements which would commit Entest to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on December 1, 2016 and ending on February 28, 2017, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2017 the Company issued 100,000 of its Common Shares (“ Shares”) to Synergy Business Consultants, Inc. as consideration for services.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On February 7, 2017 the Company issued 1,000,000 of its Common Shares (“ Shares”) in satisfaction of $10,000 of principal indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On February 10, 2017 the Company issued 2,000,000 of its Common Shares (“ Shares”) in satisfaction of $20,000 of principal indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

None.

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Synergy Business Consultants Agreement
32.2	Purchase Agreement Regen Biopharma, Inc. Series A Preferred

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.
a Nevada corporation

Dated: March 31, 2017	By: /s/ David R. Koos
David R. Koos
Chief Executive Officer

