Form 10-Q
period 2017-05-31
ENTEST BIOMEDICAL, INC.
filed 2017-06-22
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 31, 2017 there were 44,220,472 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check One)

Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ENTEST BIOMEDICAL, INC.
Consolidated Balance Sheet
	As of May 31, 2017	As of August 31, 2016
	(unaudited)
ASSETS
Current Assets
Cash	31,671	859
Accrued Interest Receivable	789
Current Portion of Prepaid Expenses	10,996	8,000
Accrued Rent Receivable	30,000	15,000
Notes Receivable	37,449
Total Current Assets	110,905	23,859

OTHER ASSETS
Available for Sale Securities	136,500

TOTAL ASSETS	247,405	23,859

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	31,501	112,162
Notes Payable	8,950	455,601
Due to Other	8,000	8,000
Accrued Expenses	313,137	426,965
Total Current Liabilities	361,588	1,002,728

TOTAL LIABILITIES	361,588	1,002,728

STOCKHOLDERS' EQUITY
Common Stock, authorized 500,000,000 shares as of May 31, 2017 and August 31, 2016; issued and outstanding 44,220,472(par value $0.0001) as of May 31, 2017 and 40,170,472 as of August 31, 2016	4,416	4,011
Preferred Stock ,par value $0.0001 5,000,000 shares authorized,
Series AA Preferred Stock, 100,000 shares authorized, 667 shares, par value $0.0001, issued and outstanding at May 31, 2017 and as of August 31, 2016	0	0
Series B Preferred 4,400,000 shares authorized, 28009 ( par value $0.0001) issued and outstanding as of August 31, 2017 and 728,009 issued and outstanding as of May 31, 2017	73	3
Series AAA Preferred, 300,000 shares authorized, $0.0001 par value 533 shares outstanding as of August 31, 2016 and as of May 31, 2017	0	0
NonVoting Convertible Preferred ($1 par value) 200,000 shares and 3,000,000 shares authorized as of August 31, 2016 and May 31, 2017 respectively, 0 and 923,681 issued and outstanding as of August 31, 2016 and May 31, 2017, respectively	923,681	0

Additional Paid in Capital	6,974,290	6,148,054
Contributed Capital	274,162	274,162
Accumulated Deficit	(8,422,598)	(7,405,099)
Accumulated Other Comprehensive Income	131,500
Total Stockholders' Equity Entest Biomedical, Inc.	(114,476)	(978,869)
Non Controlling Interest Zander Therapeutics Inc.	293
Stockholders Equity	(114,183)	(978,869)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	247,405	23,859

The accompanying Notes are an integral part of these Financial Statements

ENTEST BIOMEDICAL INC.
Consolidated Statement of Operations
(unaudited)	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
TOTAL REVENUE	0	0	0	0

COSTS AND EXPENSES
Research and Development	12,020	0	14,520	92,500
Rent Costs	8,988	10,518	28,494	31,149
General and Administrative	44,655	56,681	180,859	170,817
Consultant's Expenses	36,038	18,423	188,945	56,125
Total Costs and Expenses	101,701	85,622	412,818	350,591

OPERATING LOSS	(101,701)	(85,622)	(412,818)	(350,591)

OTHER INCOME AND EXPENSE
Rental income	15,000	15,000	45,000	45,000
Interest Income	789		789
Other Income	11,605		76,697
Loss on issuance of stock below fair value			(107,700)
Interest Expense	(15,882)	(7,212)	(42,662)	(20,565)
Impairment of Property and equipment
TOTAL OTHER INCOME AND EXPENSE	11,512	7,788	(27,876)	24,435

LOSS BEFORE INCOME TAXES	(90,189)	(77,834)	(440,694)	(326,156)
income Taxes	0	0	0	0

NET LOSS

NET LOSS from continuing
Operations	(90,189)	(77,834)	(440,694)	(326,156)
Less: (Net Income) Loss attributable to non controlling interest
in Zander Therapeutics, Inc.	68		68

NET LOSS available to common shareholders	(90,121)	(77,834)	(440,626)	(326,156)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE FROM CONTINUING OPERATIONS	(0.002)	(0.002)	(0.011)	(0.011)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	40,739,703	40,170,472	41,630,766	30,182,328

The accompanying Notes are an integral part of these Financial Statements

ENTEST BIOMEDICAL , INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
	Quarter Ended May 31
	2017	2016
Net Income (Loss)	$ (90,189)	$ (77,834)
Add:
Unrealized Gains on Securities	0	0
Less:
Unrealized Losses on Securities	(92,050)	0
Total Other Comprehensive Income (Loss)	(92,050)	0
Comprehensive Income	$ (182,239)	$ (77834)

	Nine Months Ended May 31
	2017	2016
Net Income (Loss)	$ (440,694)	(326,156)
Add:
Unrealized Gains on Securities	223,500	0
Less:
Unrealized Losses on Securities	(92,050)	0
Total Other Comprehensive Income (Loss)	131,450	0
Comprehensive Income	$ (309,244)	$ (326,156)

The accompanying Notes are an integral part of these Financial Statements

ENTEST BIOMEDICAL, INC.
Consolidated Statement of Cash Flows
(Unaudited)
	Nine Months Ended	Nine Months Ended
	May 31, 2017	May 31, 2016
OPERATING ACTIVITIES
Net (loss)	(440,694)	(326,156)

Adjustments to reconcile net loss to net cash used by operating activities:
Increase ( Decrease) in Common Stock issued to consultants	12,720
Increase (Decrease) in Preferred Stock issued to consultants	70
Increase (Decrease) in Additional paid in Capital	64,709	92,400
increase ( Decrease) in Common Stock issued for expenses		192,000
increase (Decrease) in Preferred Stock issued for expenses	83,000
Increase in issuance of stock below fair value	107,700

Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(2,996)
Increase (Decrease) in Accounts Payable	(80,661)	(836)
(Increase)Decrease in Accrued Rental Income Receivable	(15,000)	(5,000)
(Increase) Decrease in Accrued Interest Receivable	(789)
(Increase) Decrease in Notes Receivable	(37,449)
Increase (Decrease) in Accrued Expenses	(113,827)	10,053
Net Cash Provided (Used) in Operating Activities	(423,217)	(37,539)
INVESTING ACTIVITIES
Securities Purchased for Cash	(5,000)
Net cash Provided by (Used in) Investing Activities	(5,000)

FINANCING ACTIVITIES
Common Stock Issued for cash	15,000
Common Stock of Subsidiary issued for cash	20,000
Increase (Decrease) in Notes Payable	424,029	40,062
Net Cash Provided by Financing Activities	459,029	40,062
Net (Decrease) Increase in Cash	30,812	2,523

Cash at Beginning of Period	859	2,159

Cash at End of Period	31,671	4,682

Supplemental Disclosure of Noncash investing and financing activities:
Common Stock issued for Debt
Preferred Stock issued for Debt	840,681

The accompanying Notes are an integral part of these Financial Statements

Entest BioMedical, Inc.

Notes to Consolidated Financial Statements

As of May 31, 2017

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

On June 18, 2015 the Company formed Zander Therapeutics, Inc. (“Zander”) , a Nevada corporation. Zander is a 99.734% owned subsidiary of the Company as of May 31, 2017.

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

E. PROPERTY AND EQUIPMENT

As of May 31, 2017 Property and Equipment consists of $0 of Computer equipment. An impairment charge of $1,919 has been recognized by the Company on one personal computer during the quarter ended August 31, 2015 as the Company has determined that the equipment has no value due to obsolescence.

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

The Company’s financial instruments as of May 31, 2017 consisted of $ 8,950 of Notes Payable and $8,000 due to TheraCyte, Inc.. The fair value of all of the Company’s financial instruments as of May 31, 2017 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of May 31, 2017 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $8,422,598 during the period from August 22, 2008 (inception) through May 31, 2017. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds primarily by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings. During the quarter ended May 31, 2017 Entest Biomedical, Inc. raised $15,000 through the sale for cash of equity securities. During the quarter ended May 31, 2017 Zander Therapeutics, Inc. raised $20,000 through the sale for cash of equity securities.

NOTE 5.  NOTES PAYABLE

As of May 31, 2017

Notes Payable:

David Koos ( See Note 6)	$100
Dunhill Ross Partners, Inc.	$850
Blackbriar Partners (See Note 6)	8,000
Total	$8,950

$1,000 lent to the Company by Blackbriar Partners is due and payable February 17, 2018 and bears simple interest at a rate of 10% per annum

$7,000 lent to the Company by Blackbriar Partners is due and payable February 28, 2018 and bears simple interest at a rate of 10% per annum.

Blackbriar Partners is controlled by David R. Koos , the Company’s sole officer and director.

As of May 31, 2017 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $100 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

NOTE 6.  RELATED PARTY TRANSACTIONS

As of May 31, 2017 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $100 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

As of May 31, 2017 Regen Biopharma, Inc is indebted to Entest Biomedical, Inc. in the principal amount of $30,449  due and payable in whole or in part at the demand of Entest Biomedical, Inc, and bearing simple interest at a rate of 10% per annum. As of May 31, 2017 Regen Biopharma, Inc is indebted to Zander. in the principal amount of $7,000 due and payable in whole or in part at the demand of Zander, and bearing simple interest at a rate of 10% per annum. David Koos, the Company’s Chairman and CEO, is also the Chairman and CEO of Regen of Regen Biopharma, Inc.

As of May 31, 2017 the Company remains indebted to Blackbriar Partners in the principal amount of $8,000 of which $1,000 is  due and payable February 17, 2018 and bears simple interest at a rate of 10%per annum and of which $7,000 is due and payable February 28, 2018 and bears simple interest at a rate of 10% per annum.

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

During the quarter ended November 30, 2016 the Company paid $17,000 to Regen as a partial payment of the July 15th, 2016 liability.

On May 30, 2017 the “Company issued 83,000 shares of its Non Voting Convertible Preferred Stock (“ Shares”) to Regen of $83,000 of the July 15th, 2016 liability.

On February 28, 2016, the Company purchased from a third party 3,500,000 shares of the Series A Preferred stock of Regen Biopharma, Inc for consideration consisting of $5,000 cash.

NOTE 7.  INCOME TAXES

As of May 31, 2017
Deferred tax assets:
Net operating tax carry forwards	$2, 868,323
Other	-0-

Gross deferred tax assets	2,868,323
Valuation allowance	(2, 868,323)
Net deferred tax assets	$-0-

As of  May 31, 2017  the Company has a Deferred Tax Asset of $ 2,868,323 completely attributable to net operating loss carry forwards of approximately $ 8,436,245(which expire 20 years from the date the loss was incurred) consisting of:

(a) $ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and

(b) $ 8,422,598 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 12. NOTES RECEIVABLE

As of May 31, 2017 Regen Biopharma, Inc is indebted to Entest Biomedical, Inc. in the principal amount of $30,449  due and payable in whole or in part at the demand of Entest Biomedical, Inc, and bearing simple interest at a rate of 10% per annum. As of May 31, 2017 Regen Biopharma, Inc is indebted to Zander. in the principal amount of $7,000 due and payable in whole or in part at the demand of Zander, and bearing simple interest at a rate of 10% per annum. David Koos, the Company’s Chairman and CEO, is also the Chairman and CEO of Regen of Regen Biopharma, Inc.

NOTE 13. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2017:

Common Stock:

$0.0001 par value, 500,000,000 shares authorized and 44,220,472 shares issued and outstanding as of May 31, 2017.

Preferred Stock:

$0.0001 par value 5,000,000 shares authorized of which:

(a)	100,000 are authorized as Series AA Preferred Stock of which 667 shares are issued and outstanding as of May 31, 2017 and
(b)	4,400,000 are authorized as Series B Preferred Stock of which 728,009 shares are issued and outstanding as of May 31, 2017 and
(c)	300,000 are authorized as Series AAA Preferred Stock of which 533 shares are issued and outstanding as of May,31 2017.

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

Non Voting Convertible Preferred Stock having a $1.00 par value:

3,000,000 shares authorized of which 923,681 shares are issued and outstanding as of  May 31, 2017 .

Non Voting Convertible Preferred Stock shall convert at the option of the holder into shares of the corporation’s common stock at a conversion price equal to the greater of $0.01 per share or seventy percent (70%) of the lowest Closing Price for the five (5) trading days immediately preceding written receipt by the corporation of the holder’s intent to convert.

“CLOSING PRICE" shall mean the closing bid price for the corporation’s common stock on the Principal Market on a Trading Day as reported by Bloomberg Finance L.P.

“PRINCIPAL MARKET" shall mean the principal trading exchange or market for the corporation’s common stock.

“TRADING DAY” shall mean a day on which the Principal Market shall be open for business.

NOTE 14. INVESTMENT SECURITIES

On February 28, 2017 the Company purchased 3,500,000 of the Series A Preferred shares of Regen Biopharma, Inc.for consideration consisting of $5,000.

The Series A Preferred shares of Regen Biopharma, Inc.described above constitute the Company’s sole investment securities as of May 31, 2017.

As of May 31, 2017:

3,500,000	Series A Preferred shares of Regen Biopharma, Inc

Basis	Fair Value	Total Unrealized Gains in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the quarter ended May 31, 2017
$5,000	$$136,500	131,500	(92,050)

NOTE 15. STOCK TRANSACTIONS

Common Shares

On March 10, 2017 the Company issued 100,000 of its Common Shares as consideration for services.

On April 3, 2017 the Company issued 750,000 of its Common Shares for consideration of $15,000

On May 30, 2017 the Company issued 100,000 of its Common Shares to Synergy Business Consultants, Inc. as consideration for services.

Series B Preferred Shares

On March 10, 2017 the Company issued 500,000 of its Series B Preferred Shares as additional consideration towards the purchase of investment securities.

On March 10, 2017 the Company issued 100,000 of its Series B Preferred Shares as consideration for services

On March 31, 2017 the Company issued 100,000 of its Series B Preferred Shares as consideration for services

Non Voting Convertible Preferred Shares

On May 30, 2017 the Company issued 840,681 of its Non Voting Convertible Preferred Shares in satisfaction of $840,681 of principal indebtedness.

On May 30, 2017 the Company issued 83,000 of its Non Voting Convertible Preferred Shares in satisfaction of $83,000 of expenses accrued but unpaid.

The issuance of 923,681 of the Company’s Non Voting Convertible Preferred Shares during the quarter ended May 31, 2017 resulted in the recognition of a Beneficial Conversion Feature of $576,804 which was immediately amortized.

Common Shares of Zander Therapeutics Inc.

On April 10, 2017 Zander issued 8,000 of its common shares for consideration of $20,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10K for the year ended August 31, 2016. All references to” We”, “Us”, “Company” or the “Company” refer to Entest BioMedical, Inc and its majority owned subsidiary Zander Therapeutics, Inc.

As of May 31, 2017 we had Cash in the amount of $31,671 and as of August 31, 2016 we had Cash in the amount of $859.

The increase in Cash of approximately 3,587% is primarily attributable to loans granted to the Company and Zander Therapeutics,Inc. by third party lenders and sale of equity securities by the Company and Zander Therapeutics, Inc. offset by payments of $50,000 of accrued salaries paid to the Company’s Chief Executive Officer during the quarter ended November 30, 2016 , payments of $12,000 of accrued salaries paid to the Company’s Chief Executive Officer during the quarter ended February 28, 2017 as well as the cost of operating the Company’s business.

As of May 31, 2017 we had Accrued Rent Receivable of $30,000 and as of August 31, 2016 we had Accrued Rent Receivable of $15,000.

The increase in Accrued Rent Receivable of 100% is attributable to rental income earned by but unpaid to the company by Regen Biopharma, Inc. for the months of December 2016 through May 2017.

As of May 31, 2017 we had Notes Receivable in the amount of $37,449 and as of August 31, 2016 we had Notes Receivable in the amount of $0.

The increase in Notes Receivable is attributable to:

(i)	$30,449 lent by the Company to Regen Biopharma, Inc.
(ii)	$7,000 lent by Zander Therapeutics,Inc. to Regen Biopharma,Inc.

Regen Biopharma, Inc. is under common control with the Company.

As of May 31, 2017 we had Accrued Interest Receivable in the amount of $789 and as of August 31, 2016 we had Accrued Interest Receivable in the amount of $0.

The increase in Accrued Interest Receivable is attributable to interest earned but unpaid due to the Company and Zander Therapeutics, Inc. on monies lent to Regen Biopharma, Inc.

As of May 31, 2017 we had Securities Available for Sale in the amount of $136,500 and as of August 31, 2016 we had Securities Available for Sale in the amount of $0.

The increase in Securities Available for Sale is attributable to the purchase by the Company of 3,500,000 of the Series A Preferred shares of Regen Biopharma, Inc. from an unaffiliated third party.

As of May 31, 2017 we had Accounts Payable of $31,501 and as of August 31, 2016 we had Accounts Payable of $112,162.

The decrease in Accounts Payable of approximately 71.9% is primarily attributable to

(a)the derecognition by the Company during the quarter ended November 30, 2016 of $65,092 of aged payables which are effectively uncollectible by the creditors due to the expiration of the statute of limitations imposed upon such collection activity pursuant to relevant statute.

(b) the derecognition by the Company during the quarter ended May 31, 2017 of $11,605 of aged payables which are effectively uncollectible by the creditors due to the expiration of the statute of limitations imposed upon such collection activity pursuant to relevant statute.

As of May 31, 2017 we had Notes Payable of $ 8,950 and as of August 31, 2016 we had Notes Payable of $455,601.

The decrease in Accounts Payable of approximately 98% is primarily attributable to:

The settlement by the Company of $30,000 of principal indebtedness through the issuance of equity securities during the nine months ended May 31, 2017.

The settlement of $840,681 of principal indebtedness through the issuance of equity securities during the nine months ended May 31, 2017.

Offset by borrowings by the Company from third party lenders.

As of May 31, 2017 we had Accrued Expenses of $313,137 and as of August 31, 2016 we had Accrued Expenses of $426,965.

The decrease in Accrued Expenses of approximately 26.6% is primarily attributable to:

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

(c) Settlement of $83,000 due to Regen Biopharma, Inc incurred as a result of that agreement entered into by and between Regen Biopharma, Inc. ( “Regen”) and Zander Therapeutics, Inc. ( “Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen for non-human veterinary therapeutic use for a term of fifteen years. David Koos , CEO of the Company and Zander, serves as Chairman and Chief Executive Officer of Regen.

Offset by:

$12,335of accruals of interest payable during the quarter ended November 30, 2016.

$14,445of accruals of interest payable during the quarter ended February 28, 2017.

$510 of rental expenses incurred but unpaid during the six months ended February 28, 2017.

$15,881 of accruals of interest payable during the quarter ended May 31, 2017.

$5,000 of salary accrued but unpaid to David R. Koos, the Company’s sole officer, during the quarter ended may 31, 2017.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the three months ended May 31, 2017 and -0- for the three months ended May 31, 2016.  Net Losses from continuing operations were $90,189 for the three months ended May 31, 2017 and $77,834 for the same period ended 2016.

The increase in Net Losses from continuing operations of approximately 16% is primarily attributable to higher Research and Development and Consulting expenses incurred during the three months ended May 31, 2017 as compared to the same period ended 2016 offset by (i) lower rental, General and Administrative and Interest Expenses incurred during the three months ended May 31, 2017 as compared to the same period ended 2016 and (ii) the derecognition by the Company during the quarter ended May 31, 2017 of $11,605 of aged payables which are effectively uncollectible by the creditors due to the expiration of the statute of limitations imposed upon such collection activity pursuant to relevant statute.

Revenues from continuing operations were $0 for the nine months ended May 31, 2016 and -0- for the nine months ended May 31, 2017.  Net Losses from continuing operations were $440,694 for the nine months ended May 31, 2017 and $326,156 for the same period ended 2016.

The increase in Net Losses from continuing operations of approximately 35% is primarily attributable to the recognition during the quarter ended February 28, 2017 of 107,700 of expense attributable to Issuance of Securities for less than Fair Value offset by the recognition during the quarter ended November 30, 2016 of $65,092 of income attributable to the derecognition of $65,092 of aged payables which are effectively uncollectible by the creditors due to the expiration of the statute of limitations imposed upon such collection activity pursuant to relevant statute and the recognition during the quarter ended May 31 , 2017 of $11,605 of income attributable to the derecognition by the Company during the quarter ended May 31, 2017 of $11,605 of aged payables which are effectively uncollectible by the creditors due to the expiration of the statute of limitations imposed upon such collection activity pursuant to relevant statute.

Liquidity and Capital Resources

As of May 31, 2017 we had $31,671cash on hand and current liabilities of $361,588 such liabilities consisting of Accounts Payable, Notes Payable, Amounts due to Others and Accrued Expenses.

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

As of June 17, 2017 we are not party to any binding agreements which would commit Entest to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on March 1, 2017 and ending on May 31 2017, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Shares

On March 10, 2017 the Company issued 100,000 of its Common Shares (“Shares”) as consideration for services.

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

On April 3, 2017 the Company issued 750,000 of its Common Shares (“Shares”) for consideration of $15,000

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. The proceeds from the sale of the Shares were utilized for general corporate purposes.

On May 30, 2017 the Company issued 100,000 of its Common Shares (“Shares”) to Synergy Business Consultants, Inc. as consideration for services.

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

Series B Preferred Shares

On March 10, 2017 the Company issued 500,000 of its Series B Preferred Shares (“Shares”) as additional consideration towards the purchase of investment securities.

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

On March 10, 2017 the Company issued 100,000 of its Series B Preferred Shares (“Shares”) as consideration for services. Subsequent to the expiration of a six month period after the clearance of a Registration Statement registering securities of Zander Therapeutics, Inc under the Securities Act of 1933, the Shares may be exchanged for an equivalent number of the common shares of Zander Therapeutic, Inc.

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

On March 31, 2017 the Company issued 100,000 of its Series B Preferred Shares as consideration for services. Subsequent to the expiration of a six month period after the clearance of a Registration Statement registering securities of Zander Therapeutics, Inc under the Securities Act of 1933, the Shares may be exchanged for an equivalent number of the common shares of Zander Therapeutic, Inc.

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

Non Voting Convertible Preferred Shares

On May 30, 2017 the Company issued 840,681 of its Non Voting Convertible Preferred Shares (“Shares”) in satisfaction of $840,681 of principal indebtedness.

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

On May 30, 2017 the Company issued 83,000 of its Non Voting Convertible Preferred Shares (“Shares”) in satisfaction of $83,000 of expenses accrued but unpaid.

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

Common Shares of Zander Therapeutics Inc.

On April 10, 2017 Zander issued 8,000 of its common shares (“Shares”) for consideration of $20,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. The proceeds from the sale of the Shares were utilized for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

None.

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Synergy Business Consultants Agreement*
32.2	Purchase Agreement Regen Biopharma, Inc. Series A Preferred**
10.2	Synergy Business Consultants Agreement executed 4/21/2017
10.3	Form of Stock Purchase Agreement 500,000 shares
10.4	Form of Stock Purchase Agreement 250,000 shares
10.5	Form of Stock Purchase Agreement 8,000 shares Zander Therapeutics
10.6	Donnely Agreement
10.7	Black Agreement
3(i)	Text of Amendment to Certificate of Incorporation ***
10.8	Agreement with Regen Biopharma, Inc. (a)
10.9	Agreement with the Biotechnology Partners Business Trust (b)
10.10	Agreement with Dunhill Ross Partners, Inc.(c)
10.11	Agreement with the Bostonia Partners (d)
10.12	Agreement with Sherman Family Trust (e)

* incorporated by reference to Exhibit 10.1 of the Company’s From 10-Q for the period ended 2/28/2017

** incorporated by reference to Exhibit 32.2 of the Company’s From 10-Q for the period ended 2/28/2017

*** incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated May 24, 2017

(a)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated May 30, 2017
(b)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated May 30, 2017
(c)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated May 30, 2017
(d)	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated May 30, 2017
(e)	Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated May 30, 2017

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.
a Nevada corporation

Dated: June 17, 2017	By: /s/ David R. Koos
David R. Koos
Chief Executive Officer

