Form 10-K
period 2017-08-31
ENTEST BIOMEDICAL, INC.
filed 2017-11-30
CIK 1449447

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

 ☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ending August 31, 2017

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

Yes  ☐ No☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $592,153

As of November 22, 2017 Entest BioMedical, Inc. had 49,171,072 common shares outstanding, 728, 009 Series B Preferred shares outstanding , 667 Series AA preferred shares outstanding , 533 Series AAA preferred shares outstanding and 1001533 shares outstanding of the Company’s Non Voting Convertible Preferred Stock. .

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

As a result of this transaction, the former stockholder of Entest CA held approximately 70% of the voting capital stock of the Company immediately after the transaction. For financial accounting purposes, this acquisition was a reverse acquisition of the Company by Entest CA under the purchase method of accounting, and was treated as a recapitalization with Entest CA as the acquirer..

Upon acquisition of Entest CA, we abandoned our efforts in the field of active/leisure fashion design clothing. On July 12, 2009 we adopted the name of Entest CA when we changed our name to Entest BioMedical, Inc. On June 18, 2015 Entest established Zander Therapeutics, Inc., currently a majority owned subsidiary.. We intend to engage primarily in the development and commercialization of veterinary medical therapies which we intend to license from other entities as well as develop internally

On June 23, 2015 Regen Biopharma, Inc. (“Regen”) entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. (“Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen for non-human veterinary therapeutic use for a term of fifteen years. The Agreement was amended on September 12, 2017 to grant an exclusive worldwide right and license for the development and commercialization of all intellectual property controlled by Regen exclusive of trademarks (“License IP”) for non-human veterinary therapeutic use.

Pursuant to the Agreement, Zander shall pay to Regen a one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on July 15th, 2016 and each subsequent anniversary of the effective date of the Agreement.

The abovementioned payments may be made, at Zander’s discretion, in cash or newly issued common stock of Zander or in common stock of Entest BioMedical Inc. valued as of the lowest closing price on the principal exchange upon which said common stock trades publicly within the 14 trading days prior to issuance.

Pursuant to the Agreement, Zander shall pay to Regen royalties equal to four percent (4%) of the Net Sales, as such term is defined in the Agreement, of any Licensed Products, as such term is defined in the Agreement, in a Quarter.

Pursuant to the Agreement, Zander will pay Regen ten percent (10%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by Zander from sublicensees (excluding royalties from sublicensees based on Net Sales of any Licensed Products for which Regen receives payment pursuant to the terms and conditions of the Agreement).

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

The Chairman and Chief Executive Officer of Regen is David R. Koos who also serves as the Chairman and Chief Executive Officer of the Company and Zander.

The President of Regen is Harry Lander who also serves as President of Zander.

The Chief Financial Officer of Regen is Todd Caven who also serves as Chief Financial Officer of Zander.

On September 28, 2015 Entest issued 8,000,000 of its common shares to Regen on behalf Zander in satisfaction of the license initiation fee.

During the quarter ended November 30, 2016 Entest paid $17,000 to Regen on behalf of Zander as a partial payment of the July 15th, 2016 liability.

On May 30, 2017 the Entest issued 83,000 shares of its Non Voting Convertible Preferred Stock on behalf of Zander to Regen in satisfaction of $83,000 of the July 15th, 2016 liability.

On July 24th, 2017 Entest issued 102,852 shares of its Non Voting Convertible Preferred Stock on behalf of Zander to Regen in satisfaction of a $100,000 anniversary fee and $2,852 of minimum royalties payable by Zander Therapeutics pursuant to the Agreement.

As of November 22, 2017, we have not licensed, developed or commercialized any existing veterinary medical therapies. Intellectual properties licensed to Zander by Regen Biopharma, Inc., a company under common control with us, comprise the therapeutic concept behind ZAN-100 and ZAN-200, two therapies in early stage development by Zander.

NR2F6

Both of Zander’s products under development will operate through either inhibition or activation by small (low molecular weight) molecules of the nuclear receptor NR2F6. Nuclear receptors are a class of proteins found within cells that are responsible for sensing certain other molecules. In response, these receptors work with other proteins to regulate the expression of specific genes.

ZAN-100

ZAN-100 is intended to be a veterinary cancer therapy. In the opinion of Zander, the studies performed by Hermann-Kleiter et al. (The Nuclear Orphan Receptor NR2F6 Is a Central Checkpoint for Cancer Immune Surveillance. Cell Reports 12, 2072–2085 (2015)) demonstrate that the inhibition of NR2F6 in T cells may yield anti-cancer benefits in small animals. The studies indicate that, in the presence of NR2F6, T cell activation is limited within the tumor microenvironment. Zander believes that inhibition of NR2F6 removes a barrier to the animal’s own immune system’s ability to attack cancer cells. ZAN-100 is intended to be a small molecule therapy whose mode of action will be the inhibition of NR2F6.

High throughput screening assays conducted for Regen Biopharma, Inc. (the licensor of the intellectual property which forms the basis for Zander’s products in development) between July and September of 2016 on thirty thousand compounds yielded four newly discovered small molecule compounds which (a) can bind to the relevant structure in a cellular system and (b) show evidence of the ability to modulate the effects of NR2F6.

ZAN-200

ZAN-200 is intended to be a veterinary arthritis therapy. Rheumatoid arthritis is an immune-mediated disease. This means it is caused by an overreaction of the immune system. In rheumatoid arthritis, the body mistakes some of its own protein for foreign protein. It then makes antibodies against its own protein. In the opinion of Zander, suppression of the immune system through activation of NR2F6 in those immune cells would be an effective therapy. ZAN-200 is intended to operate by activating NR2F6 in the animals’ immune cells.

Ex-vivo assays were performed using immune cells from five dog blood samples. Data derived from those tests demonstrated the ZAN-200 may inhibit T cell activation and production of cytokines, particularly IL-17 and IL-2. IL-17 and IL-2 have been shown to create inflammatory responses leading to arthritic conditions.

We have filed applications with the United States Patent and Trademark Office for patent protection with respect to internally developed intellectual property covering our products in development. As of November 22, 2017 no patent protection has been granted to any intellectual property developed by Zander.

Neither of the Company or Zander has undertaken any discussions with any pharmaceutical companies regarding the commercialization of any products under development. None of Zander or the Company’s products have been approved by any regulatory body for marketing within the United States or anywhere else. No assurance can be given that all or any of Zander or the Company’s currently planned products will ever be commercialized.

Principal Products and Services

NR2F6

Both of Zander’s products under development will operate through either inhibition or activation by small (low molecular weight) molecules of the nuclear receptor NR2F6. Nuclear receptors are a class of proteins found within cells that are responsible for sensing certain other molecules. In response, these receptors work with other proteins to regulate the expression of specific genes.

ZAN-100

Zander has begun development of the ZAN-100 veterinary drug line. ZAN-100 is intended to be a veterinary cancer therapy. In the opinion of Zander, the studies performed by Hermann-Kleiter et al. (The Nuclear Orphan Receptor NR2F6 Is a Central Checkpoint for Cancer Immune Surveillance. Cell Reports 12, 2072–2085 (2015)) demonstrate that the inhibition of NR2F6 in T cells may yield anti-cancer benefits in small animals. The studies indicate that, in the presence of NR2F6, T cell activation is limited within the tumor microenvironment. Zander believes that inhibition of NR2F6 removes a barrier to the animal’s own immune system’s ability to attack cancer cells. ZAN-100 is intended to be a small molecule therapy whose mode of action will be the inhibition of NR2F6.

ZAN-200

Zander has begun development of the ZAN-200 veterinary drug line. ZAN-200 is intended to be a veterinary arthritis therapy. Rheumatoid arthritis is an immune-mediated disease. This means it is caused by an overreaction of the immune system. In rheumatoid arthritis, the body mistakes some of its own protein for foreign protein. It then makes antibodies against its own protein. In the opinion of Zander, suppression of the immune system through activation of NR2F6 in those immune cells would be an effective therapy. ZAN-200 is intended to operate by activating NR2F6 in the animals’ immune cells.

Development Conducted to Date

High Throughput Screening Assay

Initial high throughput screening assays were performed in July to September of 2016 by the contract research organization Proteros, GMBH for Regen Biopharma, Inc. This assay is based on Regen Biopharma Inc.’s screening assay whereby the full-length or ligand-binding domain of NR2F6 Reporter gene assays are used to screen for compounds that modulate gene expression via binding to nuclear hormone receptors. Transfer of this assay to ChemDiv, Inc., another contract research organization, by Regen Biopharma, Inc. was effected in January, 2017.

In molecular biology, a reporter gene is a gene that researchers attach to a regulatory sequence of another gene of interest in bacteria, cell culture, animals or plants. Certain genes are chosen as reporters because the characteristics they confer on organisms expressing them are easily identified and measured, or because they are selectable markers. Reporter genes are often used as an indication of whether a certain gene has been taken up by or expressed in the cell or organism population.

High Throughput Screens (HTS) are recent scientific methods in which hundreds of thousands of experimental samples are subjected to simultaneous testing under given conditions. Through this process one can rapidly identify active compounds, antibodies, or genes that modulate a particular biomolecular pathway. The results of these experiments provide starting points for drug design and for understanding the interaction or role of a particular biochemical process in biology.

HTS performed on behalf of Regen Biopharma, Inc. have been ongoing as of September 9, 2016. As of September 9, 2016 four newly discovered small molecule compounds which (a) can bind to the relevant structure in a cellular system and (b) show evidence of the ability to modulate activity of NR2F6 have been discovered.

Results of any studies conducted by Regen Biopharma, Inc. are being made available to Zander Theraputics, Inc.for use in veterinary drug development and commercialization.

Ex Vivo Assay

Ex-vivo assays were performed using immune cells from canine blood samples from five dogs. The samples were treated with compound at various concentrations and the supernatant assayed for the presence of various cytokines using ELISA-based assays. Enzyme-linked immunosorbent assay (ELISA is a biochemical technique used mainly in immunology to detect the presence of an antibody or an antigen in a sample). These assays were commenced in May, 2017 and are ongoing as of September 9, 2017.

Data derived from the five dog study indicated that the ZAN-200 series drugs could inhibit T cell activation and production of cytokines, particularly IL-17 and IL-2. IL-17 and IL-2 have been shown to create inflammatory responses leading to arthritic conditions.

Distribution methods of the products or services:

It is anticipated that Zander will enter into licensing and/or sublicensing agreements with outside entities in order that Zander may obtain royalty income on the products and services which it may develop and commercialize.

Competitive business conditions and Zander's competitive position in the industry and methods of competition

We have yet to achieve revenues or profits. The veterinary pharmaceutical industry in which we intend to compete are highly competitive and characterized by rapid technological advancement. Many of our competitors have greater resources than we do.

We intend to be competitive by utilizing the services and advice of individuals that we believe have expertise in their field in order that we can concentrate our resources on projects in which products and services in which we have the greatest potential to secure a competitive advantage  may be developed and commercialized .

To that effect, Zander has entered into nonemployee consulting agreements with individuals who we believe have a high level of expertise in their professional fields and who have agreed to provide counsel and assistance to Zander in (a) determining the viability of proposed projects (b) obtaining financing for projects and (c) obtaining the resources required to initiate and complete a project in the most cost effective and rapid manner.

These individuals are as follows:

Brian Devine

Mr. Brian Devine has agreed to act as Chairman of Zander’s Business Advisory Board.

Mr. Devine has served as Chairman Emeritus of Petco Holdings, Inc. from March 2016 to October 2016, Chairman of the Board of Directors of Petco Animal Supplies Stores, Inc. from 1994 until March 2016 and as President and Chief Executive Officer of PETCO Animal Supplies, Inc. from 1990 until 2004.

On June 21, 2017 Zander entered into an agreement (“Agreement”) with Mr. Brian Devine whereby Mr. Devine shall serve as Chairman of Zander’s Business Advisory Board.

The term of the Agreement shall commence on June 23, 2017 and shall expire on June 23, 2020. The term of the Agreement may be extended by mutual agreement.

Pursuant to the Agreement:

(a)	Mr. Devine shall, for so long as he remains a member of the Business Advisory Board, meet with Zander upon written request, at dates and times mutually agreeable to Candidate and Zander, to discuss any matter involving Zander or its Subsidiaries

(b)	Identify and introduce to Zander persons to serve as members of Zander's Business Advisory Board ("Advisory Candidates").

(c)	Identify and introduce to Zander potential purchasers of Zander's securities.

Pursuant to the Agreement:

(i)	Mr. Devine received 500,000 of the common shares of Zander.

(ii)	In the event that an Advisory Candidate identified and introduced by Mr. Devine to Zander serves as a member of the Business Advisory Board of Zander, Mr. Devine shall receive, ten business days subsequent to the completion of 12 months service by the Advisory Candidate as a member of the Business Advisory Board of Zander, a fee paid in the common shares of Zander, equal to 5% of any shares of Zander issued to the Advisory Candidate.

Dr. Thomas Donnelly, DVM

Dr. Thomas Donnelly has agreed to act as a Senior Veterinary Advisor to Zander. Dr. Donnelly is a board-certified specialist in the field of laboratory animal medicine, an Adjunct Associate Professor at Tufts University Cummings School of Veterinary Medicine and a Professor at Ecole Nationale Veterinaire d’Alfort, a French public institution of scientific research and higher education in veterinary medicine.

On August 7, 2017 Zander entered into an agreement (“Agreement”) with Dr. Donnelly whereby Dr. Donnelly shall serve as Senior Veterinary Advisor to Zander. The term of the Agreement shall be from August 17, 2017 and shall expire on August 16, 2018. The term of this Agreement may be extended by mutual consent.

Pursuant to the Agreement:

(a)	Dr. Donnelly shall advise Zander on various nominal matters regarding veterinary ''Nominal" is defined as periodic conversations in which Dr. Donnelly is asked for a referral to an appropriate researcher on a specific topic or input on research data Zander is developing.

(b)	In the event Dr. Donnelly is requested to provide research services, such services will be negotiated separately between Dr. Donnelly and Zander.

As consideration for his services pursuant to this Agreement, Dr. Donnelly received 500,000 of Zander’s Series M Preferred Shares on August 21, 2017.

Dr. Donnelly is also party to another agreement between the Company and Dr. Donnelly (“ENTB Agreement”) whereby Dr. Donnelly shall provide similar services to Zander as those to be provided under the Agreement.

Consideration pursuant to the ENTB Agreement was 100,000 shares of the Series B Preferred Stock of ENTB (“Compensation Shares”).Within 30 business days subsequent to the effective date of a Registration Statement filed under the Securities Act of 1933, as amended, registering common shares of Zander (“Zander Registration Statement”) Donnelly shall have the right to exchange up to the total number of the Compensation Shares issued pursuant to the terms and conditions of the ENTB Agreement for an equivalent number of the common shares of Zander Therapeutic, Inc. six months subsequent to the date that the Zander Registration Statement is declared effective by the United States Securities and Exchange Commission. The term of the ENTB Agreement is March 1, 2017 to February 29, 2019.

Dr. Thomas Ichim, PhD Senior Research Consultant

Dr. Thomas Ichim has agreed to act as Senior Research Consultant to Zander. Dr. Ichim has served as a director and as President of Creative Medical Technology, Inc. since February 2016, and has served Chief Scientific Officer of Creative Medical Technology Holdings, Inc. since March 2017. Between 2007 and 2015 Dr. Ichim served as Chief Science Officer, Chief Executive Officer, President, and member of the Board of Directors of MediStem Inc., a San Diego-based company engaged in development of endometrial regenerative cells which was acquired in 2014 by Intrexon Corporation. From 2004 until 2007 he served as program manager for biorasi LLC, a clinical research organization. Between October 2012 and September 2015 Dr. Ichim served as Chief Scientific Officer and Director of research at Regen Biopharma, Inc., a company under common control with Zander. Thomas Ichim serves at will and is not party to a consulting contract with Zander

Debbie Dorsee Director of Business Development

Ms. Debbie Dorsee has agreed to act as Director of Business Development for Zander. Ms. Dorsee is the founder and principal officer of the Dorsee Company, a San Diego based public relations firm. Debbie Dorsee serves at will and is not party to a consulting contract with Zander.

Dr. Linda L. Black, DVM, PhD

Dr. Linda L. Black has agreed to act as a Senior Veterinary Advisor to Zander.

On March 20, 2017 the Company entered into an agreement (“Agreement”) with Dr. Black whereby Dr. Black shall serve as Senior Veterinary Advisor to Zander. The term of the Agreement shall be from March 20 2017 and shall expire on March 19, 2018. The term of this Agreement may be extended by mutual consent.

Pursuant to the Agreement:

(a)	Dr. Black shall advise Zander on various nominal matters regarding veterinary ''Nominal" is defined as periodic conversations in which Dr. Donnelly is asked for a referral to an appropriate researcher on a specific topic or input on research data Zander is developing.

(b)	In the event Dr. Black is requested to provide research services, such services will be negotiated separately between Dr. Black and Zander.

(c)	As consideration of the performance of services pursuant to this Agreement, Black shall receive 100,000 shares of the Series B Preferred Stock of the Company (“Compensation Shares”).Within 30 business days subsequent to the effective date of a Registration Statement filed under the Securities Act of 1933, as amended, registering common shares of Zander (“Zander Registration Statement”) Black shall have the right to exchange up to the total number of the Compensation Shares issued pursuant to the terms and conditions of this Agreement for an equivalent number of the common shares of Zander Therapeutic, Inc. six months subsequent to the date that the Zander Registration Statement is declared effective by the United States Securities and Exchange Commission.

Dr. Black currently serves as Chief Operating Officer and Vice President of Clinical Science for Medicus Biosciences, a biotech company focused on drug delivery for ophthalmology, advanced wound healing, osteoarthritis, and regenerative medicine applications both veterinary and non-veterinary.

On June 20th, 2017 Zander issued 500,000 of Zander’s Series M Preferred shares as consideration for services provided by Dr. Black to Zander.

Jonathan Baell, Ph.D.

On August 16th 2017 Professor Jonathan Baell entered into an agreement (“Agreement”) with Zander whereby, pursuant to the Agreement:

(a)	Baell shall advise Zander on various nominal matters regarding veterinary. ''Nominal" is defined as periodic conversations in which Baell is asked for a referral to an appropriate researcher on a specific topic or input on research data Zander is developing.

(b)	In the event Baell is requested to provide research services, such services will be negotiated separately between Baell and Zander.

The term of the Agreement is from August 17, 2017 to August 18, 2018. Baell was issued 400,000 of Zander’s Series M Preferred stock pursuant to the terms of the Agreement. 100,000 of Zander’s Series M Preferred stock was issued to Baell prior to entering into the Agreement.

Prof. Jonathan Baell, Ph.D. is a Larkins Fellow, Co-Director of the Australian Translational Medicinal Chemistry Facility and an National Health and Medical Research Council Senior Research Fellow at Monash Institute of Pharmaceutical Sciences (MIPS) located in Australia.

Robin Gasser Ph.D., BVM, DVM, DVSc

On August 7th 2017 Professor Robin Gasser entered into an agreement (“Agreement”) with Zander whereby, pursuant to the Agreement:

(a)	Gasser shall advise Zander on various nominal matters regarding veterinary ''Nominal" is defined as periodic conversations in which Gasser is asked for a referral to an appropriate researcher on a specific topic or input on research data Zander is developing.

(b)	In the event Gasser is requested to provide research services, such services will be negotiated separately between Gasser and Zander.

The term of the Agreement is from August 17, 2017 to August 16, 2018. Gasser was issued 500,000 of Zander’s Series M Preferred stock pursuant to the terms of the Agreement.

Prof. Gasser is a Professor at the University of Melbourne Faculty of Veterinary Science and serves as President of the Australian Society for Parasitology

Sources and availability of raw materials and the names of principal suppliers

The supplies and materials required to conduct our operations are available through a wide variety of sources and may be obtained through a wide variety of sources.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

Other than that license granted by Regen to Zander whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of intellectual property controlled by Regen for non-human veterinary therapeutic use for a term of fifteen years, Zander and/or the Company has not been granted any license to develop and commercialize any third party intellectual property.

Company has been granted no patents. Certain intellectual property licensed to Zander by Regen has been granted patent protection (“Patented IP”). The Patented IP is as follows:

Title	Inventors	Country	Number
GENETIC CONSTRUCTS FOR DELAYING OR REPRESSING THE EXPRESSION OF A TARGET GENE (‘099”)	Graham, Rice, Waterhouse	US	6,573,099
SYNTHETIC GENES AND GENETIC CONSTRUCTS COMPRISING THE SAME (Graham Family)	Waterhouse, Graham, Wang, Rice	US	8,067,383 (was 10/346,853)
		US	11/218,999
		US	7754697
		US	8048670 (was 10/759,841)
		US	8053419 (was 10/821,726)
		US	90/007,247
CONTROL OF GENE EXPRESSION WO99/49029	Graham, Rice, Waterhouse, Wang	AU	743316
		AU	2005211538
		AU	2005209648
		AU	2008249157
		BR	PI9908967.0
		BR	PI9917642.4
		CA	2323726
		CN	200510083325.1
		CN	200910206175
		CZ	295108
		EP	1555317 (formerly patent application no. 04015041.9)
		EP	1624060 (formerly patent application no.05013010.3
		EP	07008204.5
		EP	10183258.2
		UK	GB 2353282
		HK	1035742
		HG	PO5000631
		HG	PO101225
		IN	3901/DELNP/2005
		IN	2000/00169/DE
		JP	2000-537990
		JP	2005-223953
		JP	2007-302237
		JP	2009-161847
		KR	10-2010-7006892 Divisional of 7010419/00
		MX	PA/a/2000/008631
		MX	PA/a/2005/006838
		NZ	506648
		NZ	547283
		PL	P-377017
		SG	75542
		SG	200205122.5
		SG	141233
		SL	287538
		ZA	2000/4507
		SG	141233
Patent Name	Inventors	Country	Application/ Grant No
METHODS AND MEANS FOR OBTAINING MODIFIED PHENOTYPES	Waterhouse, Wang, Graham	AU	29514/99 (760041)
		AU	2007201023
		CA	2325344
		CN	ZL99805925.0 (CN1202246-C)
		EP	99910592.7 (EP1068311)
		JP	2000-543598
		NZ	507093
		US	09/287632
		US	11/364183
		US	11/841737 US20080104732.

Title	Inventors	Country	Number
GENETIC SILENCING	Graham, Rice, Murphy, Reed	JP	2001-569332
		BR	PI0109269-3
		UK	GB2377221
		SG	91678
		ZA	2002/07428
DOUBLE-STRANDED NUCLEIC ACID (LONG HAIR PIN)	Graham, Rice, Roelvink, Suhy, Kolkykhalov, Harrison, Reed.	AU	2004243347
		NZ	543815
		EP	04735856.9
		CA	2527907
		JP	2006-508084
		ZA	2005/09813
		SG	200507474-5
		IL	172191
		US	12/914893 Continuation of 10/861191
RNAi EXPRESSION CONSTRUCTS (single promoter)	Roelvink, Suhy, Kolykhalov, Couto	US	7,803,611
		US	11/883645
		CN	200680010811.3
		HK	08112495.7
		EP	09015950.0
		CA	2596711
		AU	2006210443
		IL	185315
		NZ	560936

US Patent #8389708

METHOD OF CANCER TREATMENT USING SIRNA SILENCING

The present invention is a method for the treatment of cancer involving tumor derived immunosuppression in a subject. The method comprises administering to a subject one or more siRNA constructs capable of inhibiting the expression of an immunosuppressive molecule. The invention also provides siRNA constructs and compositions.

US Patent #9091696

MODULATION OF NR2F6 AND METHODS AND USES THEREOF

The application provides methods of modulating NR2F6 in a cell or animal in need thereof by administering an effective amount of a NR2F6 modulator.

US Patent #8263571

GENE SILENCING OF THE BROTHER OF THE REGULATOR OF IMPRINTED SITES (BORIS)

The Company and/or Zander has no trademarks.

The Company and/or Zander is not party to any binding labor contracts.

Need for any government approval of principal products or services, effect of existing or probable governmental regulations on the business

The Center for Veterinary Medicine (“CVM”) at the United States Food and Drug Administration (“FDA”) regulates animal pharmaceuticals under the Food, Drug and Cosmetics Act. Our current proposed products are animal pharmaceuticals regulated by the CVM. Manufacturers of animal health pharmaceuticals must show their products to be safe, effective and produced by a consistent method of manufacture. The CVM’s basis for approving a drug application is documented in a Freedom of Information Summary. We will be required to conduct post-approval monitoring of FDA approved pharmaceutical products and to submit reports of product quality defects, adverse events or unexpected results to the CVM’s Surveillance and Compliance group. Each other country outside the United States of America has its own regulatory requirements for approving and marketing veterinary pharmaceuticals which the Company must comply with prior to marketing animal drugs in those countries.

Amount spent during the last fiscal year on research and development activities

During the fiscal year ended August 31, 2017 we expended $124,770 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local);

Entest has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of November 22, 2017, the consolidated Company has 3 employee of which 1 is full time.

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

The Company’s authorized capital stock consists of 500,000,000 shares of common stock with a par value $0.0001, and 5,000,000 shares of preferred stock with a par value $0.0001 per share (of which 100,000 are designated as Series AA Preferred Stock, 4,400,000 are designated as Series B Preferred Stock and 300,000 are designated as Series AAA Preferred Stock) and 3,000,000 shares authorized of Non Voting Convertible Preferred Stock, par value $1.00 . As of November 22,2017 Entest BioMedical, Inc. had 49,171,072 common shares outstanding, 728, 009 Series B Preferred shares outstanding , 667 Series AA preferred shares outstanding, 533 Series AAA preferred shares outstanding, and 1001533 shares of the Company’s Non Voting Convertible Preferred Stock outstanding.

(a)	Our common stock is traded on the OTC Pink Tier of OTC Markets under the symbol "ENTB”. Below is the range of high and low bid information for our common equity for each quarter within the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

September 1, 2015 to August 31, 2016	High	Low
First Quarter	$0.043	$0.01
Second Quarter	0.0249	0.0061
Third Quarter	0.0145	0.0063
Fourth Quarter	$0.0192	$0.0047
September 1, 2016 to August 31, 2017	High	Low
First Quarter	$0.0919	$0.0038
Second Quarter	0.0559	0.02
Third Quarter	0.055	0.015
Fourth Quarter	$0.0201	$0.045

Holders

As of August 31, 2017 there were approximately 348 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending August 31, 2017. We do not expect to declare cash dividends in the immediate future.

Recent Sales of Unregistered Securities

Common Shares

On January 27, 2017 the Company issued 100,000 of its Common Shares (“Shares”) to Synergy Business Consultants, Inc. as consideration for services.

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

On February 7, 2017 the Company issued 1,000,000 of its Common Shares (“Shares”) in satisfaction of $10,000 of principal indebtedness.

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

On February 10, 2017 the Company issued 2,000,000 of its Common Shares (“Shares”)in satisfaction of $20,000 of principal indebtedness.

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

On March 10, 2017 the Company issued 100,000 of its Common Shares (“Shares”)as consideration for services.

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

On May 30, 2017 the Company issued 100,000 of its Common Shares (“Shares”)to Synergy Business Consultants, Inc. as consideration for services.

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

On July 24, 2017 the Company issued 2,450,000 of its Common Shares (“Shares”) to consultants as consideration for services.

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

On September 8, 2017 the Company issued 2,500,000 Common Shares (“Shares”) in connection with a conversion of 25,000 Non Voting Convertible Preferred Shares.

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

Series B Preferred Shares

On March 10, 2017 the Company issued 500,000 of its Series B Preferred Shares(“Shares”) as additional consideration towards the purchase of investment securities.

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

On March 10, 2017 the Company issued 100,000 of its Series B Preferred Shares(“Shares”) as consideration for services

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

On March 31, 2017 the Company issued 100,000 of its Series B Preferred Shares (“Shares”) as consideration for services

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

On July 24, 2017 the Company issued 102,852 of its Non Voting Convertible Preferred Shares (“Shares”) in satisfaction of $102,852 of expenses accrued but unpaid.

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

On September 8, 2017 25,000 of the Company’s Non Voting Convertible Preferred Shares were converted into 2,500,000 Common Shares (“Shares”)

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

On July 10, 2017 Zander issued 100,000 common shares (“Shares”)to the Chairman of Zander’s Business Advisory Board for consideration of $100,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On July 10, 2017 Zander issued 500,000 common shares (“Shares”) to the Chairman of Zander’s Business Advisory Board as consideration for services.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On October 30, Zander issued 900,000 of its common shares (“Shares”) for consideration of $900,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

Preferred Shares of Zander Therapeutic, Inc.

On June 15, 2017 Zander issued 500,000 of its Series M Preferred Shares (“Shares”) to David Koos as consideration for services

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On June 15, 2017 Zander issued 500,000 of its Series M Preferred Shares (“Shares”) to Harry Lander as consideration for services

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On June 15, 2017 Zander issued 500,000 of its Series M Preferred Shares to Todd Caven (“Shares”) as consideration for services

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On June 20, 2017 Zander issued 1,000,000 of its Series M Preferred Shares (“Shares”) for Services

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On July 10, 2017 Zander issued 100,000 of its Series M Preferred Shares (“Shares”) for Services

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On August 21, 2017 Zander issued 1,400,000 of its Series M Preferred Shares (“Shares”) for Services

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On September 15, 2017 Zander issued 200 of its Series AA Preferred Shares (“Shares”) to David Koos, Zander’s Chief Executive Officer, for Services.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of August 31, 2017, we had Cash in the amount of $86,559 and as of August 31, 2016 we had Cash in the amount of $859.

The increase in cash of 9,979% is primarily attributable to sales of securities for cash and additional borrowings offset by costs incurred in the operation of the business of Entest and Zander.

As of August 31, 2017 we had Accrued Interest Receivable of $908 and as of August 31 2017 we had Accrued Interest Receivable of 0.

The increase in Accrued Interest Receivable is primarily attributable to interest earned but not yet paid on funds lent to Regen Biopharma, Inc., a company under common control with the Company, by the Company and Zander.

As of August 31, 2017 we had Prepaid Expenses of $58,652 and as of the end of the same period ended 2016 we had Prepaid Expenses of $8,000.

The increase in Prepaid Expenses of approximately 633% is attributable to $50,652 of fees prepaid to consultants.

As of August 31, 2017 we had Accrued Rent Receivable of 0 and as of the end of the same period of 2016 we had Accrued Rent Receivable of $15,000.

The decrease in Accrued Rent Receivable is attributable to payment in full of all rental charges incurred by Regen Biopharma, Inc. due to the Company. Regen Biopharma, Inc. is under common control with the Company.

As of August 31, 2017 we had Securities Available for Sale in the amount of $190,050 and as of August 31, 2016 we had Securities Available for Sale in the amount of $0.

The increase in Securities Available for Sale is attributable to the purchase by the Company of 3,500,000 of the Series A Preferred shares of Regen Biopharma, Inc. from an unaffiliated third party.

As of August 31, 2017 we had Accounts Payable of $28,446 and as of August 31, 2016 we had Accounts Payable of $112,162.

The decrease in Accounts Payable of approximately 74.6% is primarily attributable to

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

As of August 31, 2017 we had Notes Payable of $13,501 and as of August 31, 2016 we had Notes Payable of $455,601.

The decrease in Notes Payable of approximately 97% is primarily attributable to:

The settlement by the Company of $30,000 of principal indebtedness through the issuance of equity securities during the nine months ended May 31, 2017.

The settlement of $840,681 of principal indebtedness through the issuance of equity securities during the nine months ended May 31, 2017.

Offset by borrowings by the Company from third party lenders.

As of August 31, 2017 we had Accrued Expenses of $269,398 and as of August 31, 2016 we had Accrued Expenses of $426,965.

The decrease in Accrued Expenses of approximately 36.9% is primarily attributable to:

(a)	Payment during the year ended August 31, 2017 of $102,000 of salary accrued but unpaid to David R. Koos, the Company’s sole officer.

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

(c)	Settlement of $83,000 due to Regen Biopharma, Inc incurred as a result of that agreement entered into by and between Regen Biopharma, Inc. ( “Regen”) and Zander Therapeutics, Inc. ( “Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen for non-human veterinary therapeutic use for a term of fifteen years. David Koos , CEO of the Company and Zander, serves as Chairman and Chief Executive Officer of Regen.

(d)	Settlement of $102,852 due to Regen Biopharma, Inc incurred as a result of that agreement entered into by and between Regen Biopharma, Inc. ( “Regen”) and Zander Therapeutics, Inc. ( “Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen for non-human veterinary therapeutic use for a term of fifteen years. David Koos , CEO of the Company and Zander, serves as Chairman and Chief Executive Officer of Regen.

Offset by:

$12,335 of accruals of interest payable during the quarter ended November 30, 2016.

$14,445 of accruals of interest payable during the quarter ended February 28, 2017.

$15,881 of accruals of interest payable during the quarter ended May 31, 2017.

$304 of accrued interest payable during the quarter ended August 31, 2017.

$957 of accrued tax payable incurred in connection with vesting of Restricted Stock Awards.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the year ended August 31, 2017 and -0- for the year ended August 31, 2016. Net Losses from continuing operations were $664,792 for the year ended August 31, 2017 and $506,690 for the same period ended 2016.

The increase in net losses from continuing operations of 31.2 % is primarily attributable to the recognition during the quarter ended February 28, 2017 of 107,700 of expense attributable to Issuance of Securities for less than Fair Value offset by the recognition during the quarter ended November 30, 2016 of $65,092 of income attributable to the derecognition of $65,092 of aged payables which are effectively uncollectible by the creditors due to the expiration of the statute of limitations imposed upon such collection activity pursuant to relevant statute and the recognition during the quarter ended May 31 , 2017 of $11,605 of income attributable to the derecognition by the Company during the quarter ended May 31, 2017 of $11,605 of aged payables which are effectively uncollectible by the creditors due to the expiration of the statute of limitations imposed upon such collection activity pursuant to relevant statute.

As of August 31, 2017 we had $86,559 cash on hand and current liabilities of $319,345 such liabilities consisting of Accounts Payable, Notes Payable, Amounts due to Others and Accrued Expenses.

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

As of November 22, 2017 we are not party to any binding agreements which would commit Entest to any material capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Entest BioMedical, Inc.

We have audited the accompanying balance sheet of Entest BioMedical, Inc. as of August 31, 2017 and August 31, 2016 and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2017. Entest BioMedical, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entest BioMedical, Inc. as of August 31, 2017 and August 31, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has no revenues, has negative working capital at August 31, 2017, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

November 27, 2017

Item 8. Financial Statements and Supplementary Data

ENTEST BIOMEDICAL, INC.
Consolidated Balance Sheet

	As of	As of
	August 31, 2017	August 31, 2016
ASSETS
Current Assets
Cash	86,559	859
Accrued Interest Receivable	908	—
Current Portion of Prepaid Expenses	58,652	8,000
Accrued Rent Receivable	0	15,000
Total Current Assets	146,119	23,859

OTHER ASSETS
Available for Sale Securities	190,050	—
TOTAL ASSETS	336,169	23,859

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	28,446	112,162
Notes Payable	13,501	455,601
Due to Other	8,000	8,000
Accrued Expenses	269,398	426,965
Total Current Liabilities	319,345	1,002,728
TOTAL LIABILITIES	319,345	1,002,728

STOCKHOLDERS' EQUITY
Common Stock, authorized 500,000,000 shares as of August 31, 2017 and August 31, 2016; issued and outstanding 46,670,472 (par value $0.0001) as of August 31, 2017 and 40,170,472 as of August 31, 2016	4,661	4,011
Preferred Stock ,par value $0.0001 5,000,000 shares authorized,
Series AA Preferred Stock, 100,000 shares authorized, 667 shares, par value $0.0001, issued and outstanding at August 31, 2017 and as of August 31, 2016	0	0
Series B Preferred 4,400,000 shares authorized, 28009 ( par value $0.0001) issued and outstanding as of August 31, 2016 and 728,009 issued and outstanding as of August 31, 2017	73	3
Series AAA Preferred, 300,000 shares authorized, $0.0001 par value 533 shares outstanding as of August 31, 2016 and as of August 31, 2017	0	0
NonVoting Convertible Preferred ($1 par value) 200,000 shares and 3,000,000 shares authorized as of August 31, 2016 and August 31, 2017 respectively, 0 and 1,026,533 issued and outstanding as of August 31, 2016 and August 31, 2017, respectively	1,026,533	0
Additional Paid in Capital	7,191,000	6,148,054
Contributed Capital	274,662	274,162
Accumulated Deficit	(8,721,498)	(7,405,099)
Accumulated Other Comprehensive Income	185,050	—
Total Stockholders' Equity Entest Biomedical, Inc.	(39,519)	(978,869)
Non Controlling Interest Zander Therapeutics Inc.	56,343
Stockholders Equity	16,824	(978,869)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	336,169	23,859

The accompanying Notes are an integral part of these Financial Statements

ENTEST BIOMEDICAL, INC.
Consolidated Statement of Operations

	12 Months Ended
	August 31, 2017	August 31, 2016
TOTAL REVENUE	0	0

COSTS AND EXPENSES
Research and Development	124,770	192,500
Rent Costs	37,482	41,667
General and Administrative	225,804	230,495
Consultant's Expenses	263,823	74,125
Total Costs and Expenses	651,879	538,787

OPERATING LOSS	(651,879)	(538,787)

OTHER INCOME AND EXPENSE
Rental income	60,000	60,000
Interest Income	1,056	—
Gain on Write Off of Accounts Payable	76,697	—
Loss on issuance of stock below fair value	(107,700)	—
Interest Expense	(42,966)	(27,903)
Impairment of Property and equipment
TOTAL OTHER INCOME AND EXPENSE	(12,913)	32,097

LOSS BEFORE INCOME TAXES	(664,792)	(506,690)
Income Taxes	—	—

NET LOSS
NET LOSS from continuing Operations	(664,792)	(506,690)
Less: (Net Income) Loss attributable to non controlling interest in Zander Therapeutics, Inc.	105,374	—
NET LOSS available to common shareholders	(559,418)	(506,690)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	(0.013)	(0.013)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	42,551,431	39,578,691

The accompanying Notes are an integral part of these Financial Statements

ENTEST BIOMEDICAL, INC.
Consolidated Statement of Comprehensive Income

	Year Ended August 31,
	2017	2016
Net Income (Loss)	$(664,792)	$(506,690)
Add:
Unrealized Gains on Securities	277,100	0
Less:
Unrealized Losses on Securities	(92,050)	0
Comprehensive Income attributable to Non Controlling Interest	0	0
Total Other Comprehensive Income (Loss)	185,050	0
Comprehensive Income	$(479,742)	$(506,690)

The accompanying Notes are an integral part of these Financial Statements

ENTEST BIOMEDICAL, INC.
Consolidated Statement of Stockholders' Equity
For the Years Ended August 31, 2016 and August 31, 2017

	Common		Series AA Preferred		Series AAA Preferred		Series B Preferred		Non Voting Convertible Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit during the Development Stage	Non Controlling Interest In Subsidiary	Total
Balance August 31, 2015	32,170,472	3,211	667	0	533	0	28,009	3	0	0	5,833,654	274,162		(6,898,409)		(787,379)
Common Shares issued for expenses September 28, 2015	8,000,000	800									191,200					192,000
Restricted Stock Expense Recognized											123,200					123,200
Net Loss Year Ended August 31 2016														(506,690)		(506,690)
Balance August 31, 2016	40,170,472	4,011	667	0	533	0	28,009	3	0	0	6,148,054	274,162	—	(7,405,099)	—	(978,869)
Common Shares issued to Consultant January 27, 2017	100,000	10									4,490					4,500
Common Shares issued for debt February 7, 2017	1,000,000	100									9,900					10,000
Common Shares issued for debt February 10, 2017	2,000,000	200									19,800					20,000
Common Shares issued to Consultant March 10, 2017	100,000	10									4,810					4,820
Series B Preferred shares issued to consultant March 10, 2017							500,000	50								50
Series B Preferred shares issued to consultant March 10, 2017							100,000	10								10
Series B Preferred shares issued to consultant March 31, 2017							100,000	10								10
Common Stock Issued for Cash April 3, 2017	750,000	75									14,925					15,000
Common Stock of Subsidiary sold for Cash April 10, 2017											20,000					20,000
Common Shares issued to Consultant May 30, 2017	100,000	10									3,390					3,400
Shares issued for Accrued Expenses May 30, 2017									83,000	83,000						83,000
Shares issued for Debt May 30, 2017									840,681	840,681						840,681
Benificial Conversion Feautures recognized May 30, 2017											576,804					576,804
Amortization of Beneficial Conversion Feauture May 30, 2017														(576,804)		(576,804)
Preferred Shares of Subsidiary issued to consultants June 20, 2017											100					100
Preferred Shares of Subsidiary issued to employees June 15, 2017											150					150
Common Shares of Subsidiary issued for Cash July 10, 2017											100,000					100,000
Common Shares of Subsidiary issued to Consultant 7/10/2017											50					50
Preferred Shares of Subsidiary Issued to Consultants July 10, 2017											10					10
Common Shares issued to Consultants July 24, 2017	2,450,000	245									97,510					97,755
Shares issued for Accrued Expenses July 24, 2017									102,852	102,852						102,852
Benificial Conversion Feautures recognized July 24, 2017											74,801					74,801
Amortization of Beneficial Conversion Feauture July 24, 2017														(74,801)		(74,801)
Preferred Shares of Subsidiary Issued to Consultants August 21, 2017											140					140
Restricted Stock Expense Recognized During the Year Ended August 31, 2017											64,709					64,709
Accumulated Other Comprehensive Income Recognized During the Year Ended
31-Aug-17													185,050			185,050
Loss on Issuance below Fair Value											107,700					107,700
Net Loss for the Year Ended August 31, 2017														(664,792)		(664,792)
Non Controlling Interest in Subsidiary											(56,343)				56,343	0
Increase in Contributed Capital Year Ended 8/31/2017												500				500
Balance August 31, 2017	46,670,472	4,661	667	0	533	0	728,009	73	1,026,533	1,026,533	7,191,000	274,662	185,050	(8,721,498)	56,343	16,824

The accompanying Notes are an integral part of these Financial Statements

ENTEST BIOMEDICAL, INC.
Consolidated Statement of Cash Flows

	Twelve Months Ended
	August 31, 2017	August 31, 2016
OPERATING ACTIVITIES
Net (loss)	(664,792)	(506,690)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase (Decrease) in Common Stock issued to consultants	110,475	—
Increase (Decrease) in Stock of Subsidiary issued to consultants	300	—
Increase (Decrease) in Stock of Subsidiary issued to employees	150	—
Increase (Decrease) in Preferred Stock issued to consultants	70	—
Increase (Decrease) in Additional paid in Capital	64,709	123,200
Increase (Decrease) in Common Stock issued for expenses		192,000
Increase (Decrease) in Preferred Stock issued for expenses	185,852	—
Increase in issuance of stock below fair value	107,700	—
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(50,652)	—
Increase (Decrease) in Accounts Payable	(83,716)	5,737
(Increase) Decrease in Accrued Rental Income Receivable	15,000	(5,000)
(Increase) Decrease in Accrued Interest Receivable	(909)	—
(Increase) Decrease in Notes Receivable	0	—
Increase (Decrease) in Accrued Expenses	(157,566)	147,391
Net Cash Provided (Used) in Operating Activities	(473,380)	(43,362)
INVESTING ACTIVITIES
Securities Purchased for Cash	(5,000)	—
Net cash Provided by (Used in) Investing Activities	(5,000)	—

FINANCING ACTIVITIES
Common Stock Issued for cash	15,000	—
Common Stock of Subsidiary issued for cash	120,000	—
Increase (Decrease) in Notes Payable	428,580	42,062
Increase (Decrease) in Contributed Capital	500	—
Net Cash Provided by Financing Activities	564,080	42,062

Net (Decrease) Increase in Cash	85,700	(1,300)

Cash at Beginning of Period	859	2,159
Cash at End of Period	86,559	859

Supplemental Disclosure of Noncash investing and financing activities:
Common Stock issued for Debt	30,000
Preferred Stock issued for Debt	840,681
Cash Paid During the Year for Interest		512

The accompanying Notes are an integral part of these Financial Statements

Entest BioMedical, Inc.

Notes to Consolidated Financial Statements

As of August 31, 2017

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

On June 18, 2015 the Company formed Zander Therapeutics, Inc. (“Zander”) , a Nevada corporation. Zander is a 63.45% owned subsidiary of the Company as of August 31, 2017.

The Company intends to engage primarily in the development of veterinary medical applications which we intend to license from other entities as well as develop internally.

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

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Entest CA the Company’s wholly owned subsidiary and Zander; the Company’s majority owned subsidiary. Significant inter-company transactions have been eliminated.

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

E. PROPERTY AND EQUIPMENT

As of August 31, 2017 Property and Equipment consists of $0

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

The Company’s financial instruments as of August 31, 2017 consisted of $13,501 of Notes Payable and $8,000 due to TheraCyte, Inc.. The fair value of all of the Company’s financial instruments as of August 31, 2017 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of August 31, 2017 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $8,721,498 during the period from August 22, 2008 (inception) through August 31, 2017. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds primarily by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings. During the quarter ended May 31, 2017 Entest Biomedical, Inc. raised $15,000 through the sale for cash of equity securities. During the quarter ended May 31, 2017 Zander Therapeutics, Inc. raised $20,000 through the sale for cash of equity securities. During the quarter ended August 31, 2017 Zander Therapeutics, Inc. raised $100,000 through the sale for cash of equity securities.

NOTE 5. NOTES PAYABLE

As of August 31, 2017

Notes Payable:

David Koos ( See Note 6)	$100
Dunhill Ross Partners, Inc.	$850
Blackbriar Partners (See Note 6)	$8,000
Regen Biopharma, Inc (See Note 6)	$4,551
Total	$13,501

$1,000 lent to the Company by Blackbriar Partners is due and payable February 17, 2018 and bears simple interest at a rate of 10% per annum

$7,000 lent to the Company by Blackbriar Partners is due and payable February 28, 2018 and bears simple interest at a rate of 10% per annum.

Blackbriar Partners is controlled by David R. Koos , the Company’s sole officer and director.

As of August 31, 2017 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $100 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

Amounts due to Regen Biopharma Inc. as of August 31, 2017 are due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum. David R. Koos , the Company’s sole officer, serves as Chairman and Chief Executive officer of Regen Biopharma, Inc. Harry Lander, President and Chief Scientific Officer of Regen Biopharma Inc. serves as President and Chief Scientific Officer of Zander Therapeutics, Inc. The Chief Financial Officer of Regen Biopharma, Inc.is Todd Caven who also serves as Chief Financial Officer of Zander Therapeutics, Inc .

NOTE 6. RELATED PARTY TRANSACTIONS

As of August 31, 2017 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $100 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

As of August 31, 2017 the Company remains indebted to Blackbriar Partners in the principal amount of $8,000 of which $1,000 is due and payable February 17, 2018 and bears simple interest at a rate of 10%per annum and of which $7,000 is due and payable February 28, 2018 and bears simple interest at a rate of 10% per annum.

As of August 31, 2017 the Company remains indebted to Regen Biopharma, Inc. in the principal amount of $4,551 due and payable in whole or in part at the demand of the holder and bearing simple interest at a rate of 10% per annum. David R. Koos , the Company’s sole officer, serves as Chairman and Chief Executive officer of Regen Biopharma, Inc. Harry Lander, President and Chief Scientific Officer of Regen Biopharma Inc. serves as President and Chief Scientific Officer of Zander Therapeutics, Inc. The Chief Financial Officer of Regen Biopharma, Inc.is Todd Caven who also serves as Chief Financial Officer of Zander Therapeutics, Inc .

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

On May 30, 2017 the “Company issued 83,000 shares of its Non Voting Convertible Preferred Stock (“ Shares”) to Regen in satisfaction of $83,000 of the July 15th, 2016 liability.

On July 24, 2017 the Company issued 102,852 of its Non Voting Convertible Preferred Stock (“ Shares”) to Regen in satisfaction of $102,852 of liabilities incurred pursuant to the Agreement.

On February 28, 2016, the Company purchased from a third party 3,500,000 shares of the Series A Preferred stock of Regen Biopharma, Inc for consideration consisting of $5,000 cash and 500,000 shares of the Company’s Series B Preferred Stock.

During the quarter ended August 31, 2017, David R. Koos , the Company’s Chairman and Chief Executive Officer, satisfies a $500 Account Payable to an unrelated party on behalf of the Company. The Company is under no obligation to repay this amount to David R. Koos.

NOTE 7. INCOME TAXES

As of August 31, 2017
Deferred tax assets:
Net operating tax carry forwards	$2,969,949
Other	-0-

Gross deferred tax assets	2,969,949
Valuation allowance	(2,969,949)
Net deferred tax assets	$-0-

As of August 31, 2017 the Company has a Deferred Tax Asset of $2,969,949 completely attributable to net operating loss carry forwards of approximately $8,735,145(which expire 20 years from the date the loss was incurred) consisting of:

(a)	$13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and
(b)	$8,721,498 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized. In addition, the reverse acquisition in which Entest BioMedical, Inc. was involved in 2009 has resulted in a change of control. Internal Revenue Code Sec 382 limits the amount of income that may be offset by net operating loss (NOL) carryovers after an ownership change. As a result, the Company has recorded a valuation allowance reducing all deferred tax assets to $-0-.

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

NOTE 12. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2017:

Common Stock:

$0.0001 par value, 500,000,000 shares authorized and 46,670,472 shares issued and outstanding as of August 31, 2017.

Preferred Stock:

$0.0001 par value 5,000,000 shares authorized of which:

(a)	100,000 are authorized as Series AA Preferred Stock of which 667 shares are issued and outstanding as of August 31, 2017 and
(b)	4,400,000 are authorized as Series B Preferred Stock of which 728,009 shares are issued and outstanding as of August 31, 2017 and
(c)	300,000 are authorized as Series AAA Preferred Stock of which 533 shares are issued and outstanding as of August 31 2017.

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

Non Voting Convertible Preferred Stock having a $1.00 par value:

3,000,000 shares authorized of which 1,026,533 shares are issued and outstanding as of August 31, 2017 .

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

NOTE 13. INVESTMENT SECURITIES

On February 28, 2017 the Company purchased 3,500,000 of the Series A Preferred shares of Regen Biopharma, Inc.for consideration consisting of $5,000 and 500,000 shares of the Company’s Series B Preferred stock.

The Series A Preferred shares of Regen Biopharma, Inc. described above constitute the Company’s sole investment securities as of August 31, 2017.

As of August 31, 2017:

3,500,000	Series A Preferred shares of Regen Biopharma, Inc

Basis	Fair Value	Total Unrealized Gains in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the quarter ended August 31, 2017
$$5,000	$$190,050	$185,050	$53,550

NOTE 15. STOCK TRANSACTIONS

Common Shares

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

On April 3, 2017 the Company issued 750,000 of its Common Shares for consideration of $15,000

On May 30, 2017 the Company issued 100,000 of its Common Shares to Synergy Business Consultants, Inc. as consideration for services.

On July 24, 2017 the Company issued 2,450,000 of its Common Shares to consultants as consideration for services.

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

On July 24, 2017 the Company issued 102,852 of its Non Voting Convertible Preferred Shares in satisfaction of $102,852 of expenses accrued but unpaid.

The issuance of 102,852 of the Company’s Non Voting Convertible Preferred Shares during the quarter ended August 31, 2017 resulted in the recognition of a Beneficial Conversion Feature of $74,801 which was immediately amortized.

Common Shares of Zander Therapeutics Inc.

On April 10, 2017 Zander issued 8,000 of its common shares for consideration of $20,000.

On July 10, 2017 Zander issued 100,000 common shares to the Chairman of Zander’s Business Advisory Board for consideration of $100,000.

On July 10, 2017 Zander issued 500,000 common shares to the Chairman of Zander’s Business Advisory Board as consideration for services.

Preferred Shares of Zander Therapeutic, Inc.

On June 15, 2017 Zander issued 500,000 of its Series M Preferred Shares to David Koos as consideration for services

On June 15, 2017 Zander issued 500,000 of its Series M Preferred Shares to Harry Lander as consideration for services

On June 15, 2017 Zander issued 500,000 of its Series M Preferred Shares to Todd Caven as consideration for services

On June 20, 2017 Zander issued 1,000,000 of its Series M Preferred Shares for Services

On July 10, 2017 Zander issued 100,000 of its Series M Preferred Shares for Services

On August 21, 2017 Zander issued 1,400,000 of its Series M Preferred Shares for Services

NOTE 16. SUBSEQUENT EVENTS

On September 8, 2017 the Company issued 2,500,000 Common Shares in connection with a conversion of 25,000 Non Voting Convertible Preferred Shares.

On September 14, 2017 Zander Therapeutics Inc. filed a CERTIFICATE OF DESIGNATION (“Certificate of Designations”) with the Nevada Secretary of State setting forth the preferences rights and limitations of a newly authorized series of preferred stock designated and known as “Series AA Preferred Stock” (hereinafter referred to as “Series AA Preferred Stock”). 1,000,000 of Zander’s authorized preferred stock is designated as Series AA Preferred Stock. With respect to each matter submitted to a vote of stockholders of Zander, each holder of Series AA Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series AA Preferred Stock owned by such holder times ten thousand (10,000).

On any voluntary or involuntary liquidation, dissolution or winding up of Zander, the holders of the Series AA Preferred Stock shall receive, out of assets legally available for distribution to Zander's stockholders, a ratable share in the assets of Zander.

On September 15, 2017 Zander issued 200 of its Series AA Preferred Shares to David Koos, Zander’s Chief Executive Officer, for Services.

On October 30, Zander issued 900,000 of its common shares for consideration of $900,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Registrant's most two most recent fiscal years there were no disagreements with AMC Auditing (“AMC”) , the Company’s independent registered public accounting firm, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to AMC’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Registrant's financial statements.

Item 9A. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of August 31, 2017. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and acting CFO. He functions as the Company’s principal executive officer and principal financial officer.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of August 31, 2017 based on the framework in 2013 Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework. Based.” Based on its assessment, management believes that, as of August 31, 2017, the Company’s internal control over financial reporting is effective.

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

(c) There have been no changes during the quarter ended August 31, 2017 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting

Item 10. Directors, Executive Officers and Corporate Governance

On June 19, 2009 the Board of Directors of the Company elected David R. Koos, a director of the Company and appointed Dr. Koos President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer of the Company. Dr. Koos resigned as Chief Financial Officer on March 31, 2010 and assumed the position of Acting Chief Financial Officer and Principal Accounting Officer on August 8, 2011 upon the resignation of Tammy L. Reynolds who served as Chief Financial Officer from the period from March 31, 2010 to August 8, 2011.

Education:

DBA - Finance (December 2003)

Atlantic International University

Ph.D. - Sociology (September 2003)

Atlantic International University

MA - Sociology (June 1983)

University of California - Riverside, California

Five Year Employment History:

Position:	Company Name:	Employment Dates:
Chairman, President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Account Officer	Entest BioMedical, Inc	June 19, 2009 to the present
Chairman Chief Executive Officer, Secretary and Treasurer	Zander Therapeutics, Inc.	June 2015 to the Present
Chairman and CEO	Regen Biopharma, Inc.	April 24, 2012 to Present
Acting CFO	Regen Biopharma, Inc.	April 24, 2012 to February 11, 2015
President	Regen Biopharma, Inc.	May 29, 2013 to October 9, 2013
Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc	June 19, 2009 to March 31, 2010
Acting Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc	August 8, 2011 to the present
Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.	June 14, 2006 (Chairman) to Present; June 19, 2006 (President, CEO and Acting CFO); June 19, 2006 (Secretary) to Present

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

Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Koos Chairman, President and CEO	From September 1, 2015 to August 31, 2016	$120,000	*	0	$		0	0	0	0	0	$120000
	From September 1, 2016 to August 31, 2017	$120,000	**	0		50	0	0	0	0	0	$120,050

*Includes 120,000 in salary earned by David Koos which was accrued but unpaid for the fiscal year ended August 31, 2016

** Does not include 102,000 in salary accrued but unpaid during prior periods paid to David Koos during the fiscal year ended August 31, 2017

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of November 22, 2017 for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group. As of November 22, 2017 Entest BioMedical, Inc. had 49,171,072 common shares outstanding, 728, 009 Series B Preferred shares outstanding , 667 Series AA preferred shares outstanding, 533 Series AAA preferred shares outstanding, and 1001533 shares of the Company’s Non Voting Convertible Preferred Stock outstanding.

Based on 49,171,072 shares issued and outstanding as of November 22, 2017

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	David R. Koos* C/o Entest Bio Medical Inc., Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	23,300,001	47.38%
Common	Bright Star International 300 Carlsbad Village Drive Carlsbad, CA ,92008	2,500,000	5.08%
Common	All Officers and Directors As a Group	23,300,001	47.38%

*Includes 66,667 common shares owned by Bio-Matrix Scientific Group, Inc. (David Koos is CEO, President and Chairman of Bio-Matrix Scientific Group, Inc.). Includes 8,000,000 common shares owned by Regen Biopharma, Inc. (David Koos is CEO and Chairman of Regen Biopharma, Inc.)

Based on 728,009 shares issued and outstanding as of  November 22, 2017

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series B Preferred	David R. Koos* C/o Entest Bio Medical Inc., Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	15,001	2.6%
Series B Preferred	Thomas Ichim 9255 Town Center Dr San Diego, CA,92121	500,000	68.6%
Series B Preferred	Thomas Donnelly 38 Miriam Road Denistone, NSW Australia	100,000	13.761%
Series B Preferred	Linda Black 521 Garfield Ave Winter Park, FL 32789	100,000	13.761%
Series B Preferred	All Officers and Directors as a Group*	15,001	2.6%

*Includes 8,334 Series B Preferred  shares owned by Bio-Matrix Scientific Group, Inc. (David Koos is CEO, President and Chairman of Bio-Matrix Scientific Group, Inc.).

Based on 667 shares issued and outstanding as of  November 22, 2017

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AA Preferred Shares	David R. Koos C/o Entest Bio Medical Inc., Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	667	100%
Series AA Preferred Shares	All Officers and Directors As a Group	667	100%

Based on 533 shares issued and outstanding as of  November 22, 2017

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AAA Preferred Shares	David R. Koos C/o Entest Bio Medical Inc., Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	533	100%
Series AAA Preferred Shares	All Officers and Directors As a Group	533	100%

Based on 1,001,533 shares issued and outstanding as of  November 22, 2017

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Non Voting Convertible Preferred	Bio Technology Partners Business Trust 8130 Las Mesa Blvd Las Mesa CA 91941	124,000	12.38%
Non Voting Convertible Preferred	David R. Koos C/o Entest Bio Medical Inc., Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942*	185,852	18.55%
Non Voting Convertible Preferred	Bostonia Partners 1204 Tangerine El Cajon, CA,92021	327681	32.7%
Non Voting Convertible Preferred	Dunhill Ross Partners La Mesa CA	165,000	16.4%
Non Voting Convertible Preferred	Sherman Family Trust La Mesa, CA	199,000	19.8%
Non Voting Convertible Preferred	All Officers and Directors as a Group*	185,852	18.55%

* Includes 185,852 shares owned by Regen Biopharma, Inc. David R. Koos is Chairman and Chief Executive Officer of both Entest Biomedical, Inc. and Regen Biopharma, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of August 31, 2017 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $100 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

As of August 31, 2017 the Company remains indebted to Blackbriar Partners in the principal amount of $8,000 of which $1,000 is  due and payable February 17, 2018 and bears simple interest at a rate of 10%per annum and of which $7,000 is due and payable February 28, 2018 and bears simple interest at a rate of 10% per annum.

As of August 31, 2017 the Company remains indebted to Regen Biopharma, Inc. in the principal amount of $4,551 due and payable in whole or in part at the demand of the holder and bearing simple interest at a rate of 10% per annum. David R. Koos , the Company’s sole officer, serves as Chairman and Chief Executive officer of Regen Biopharma, Inc. Harry Lander, President and Chief Scientific Officer of Regen Biopharma Inc. serves as President and Chief Scientific Officer of Zander Therapeutics, Inc. The Chief Financial Officer of Regen Biopharma, Inc.is Todd Caven who also serves as Chief Financial Officer of Zander Therapeutics, Inc .

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

On May 30, 2017 the “Company issued 83,000 shares of its Non Voting Convertible Preferred Stock (“ Shares”) to Regen in satisfaction of $83,000 of the July 15th, 2016 liability.

On July 24, 2017 the Company issued 102,852 of its Non Voting Convertible Preferred Stock (“ Shares”) to Regen in satisfaction of $102,852 of liabilities incurred pursuant to the Agreement.

On February 28, 2016, the Company purchased from a third party 3,500,000 shares of the Series A Preferred stock of Regen Biopharma, Inc for consideration consisting of $5,000 cash and 500,000 shares of the Company’s Series B Preferred Stock.

During the quarter ended August 31, 2017, David R. Koos , the Company’s Chairman and Chief Executive Officer, satisfies a $500 Account Payable to an unrelated party on behalf of the Company. The Company is under no obligation to repay this amount to David R. Koos.

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

The following table sets forth the aggregate fees billed to us by AMC Auditing during the period beginning September 1, 2016 and ending August 31, 2017:

Audit Fees	$15,023
Audit Related Fees	13,500
Tax Fees	0
All Other Fees	0
$28,523

Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

Audit Related Fees:   Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. During the year ended August 31, 2017 these fees were primarily derived from review of financial statements in the Company's Form 10Q Reports.

 All services listed were pre-approved by the Board of Directors, functioning as the Audit Committee in accordance with Section 2(a) 3 of the Sarbanes-Oxley Act of 2002.

The Board has considered whether the services described above are compatible with maintaining the independent accountant's independence and has determined that such services have not adversely affected the independence of AMC Auditing.

Item 15. Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description
3(i)(a)	Articles of Incorporation
3(ii)(b)	Bylaws
10.1 ( c)	Agreement by and Between David Koos and the Company
10.2 (Incorporated by Reference to Exhibit 10.2 of the Company’s Form S-1 filed June 12, 2012)	Terms of Employment Agreement by and between the Company and Tammy Reynolds
10.3 (d)	August 2010 Agreement by and between the Company and TheraCyte, Inc.
10.3 (e)	Asset Purchase Agreement by and between the Company, Dr. Gregory McDonald and Pet Pointers
10.4 (f)	Exhibit A to Asset Purchase Agreement by and between the Company, Dr. Gregory McDonald and Pet Pointers
10.5 (g)	Exhibit B to Asset Purchase Agreement by and between the Company, Dr. Gregory McDonald and Pet Pointers
10.6 (h)	CRO Agreement by and between the Company and RenovoCyte LLC
3(i)(2)(i)	Certificate of Designations Series AA Preferred Stock
10.7(j)	8% ASHER NOTE $42,500
10.8(k)	8% ASHER NOTE $37,500
10.9(l)	8% ASHER NOTE $35,000
10.10(m)	8% ASHER NOTE $32,500
3(i)(3) (n)	Amendment to Certificate of Incorporation dated June 4, 2009
3(ii)(2) (o)	Bylaws of Entest Biomedical, inc., a California corporation and wholly owned subsidiary of the Registrant
3(i)(4) (p)	Certificate of Incorporation of Entest Biomedical, inc., a California corporation and wholly owned subsidiary of the Registrant
10.11(q)	8% ASHER NOTE $37,500
3(i)(5) ( r)	Certificate of Designations Series B Preferred Stock
3(i) (6)(s)	Amendment to Certificate of Incorporation
10.12 (t)	Equity purchase Agreement, Southridge Feb 27, 2012
10.13(u)	Registration Rights Agreement, Southridge
10.14(Incorporated by Reference to Exhibit 10.14 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 Bio Technology Partners Business Trust
10.15(Incorporated by Reference to Exhibit 10.15 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 Venture Bridge Advisors, Inc.
10.16(Incorporated by Reference to Exhibit 10.16 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 Bombardier Pacific ventures
10.17(Incorporated by Reference to Exhibit 10.17 of the Company’s Form S-1 filed June 12, 2012)	Line of Credit Promissory Note December 1, 2010 David Koos
3(i)(7) (v)	Amendment to Certificate of Incorporation
10.18(Incorporated by Reference to Exhibit 10.18 of the Company’s Form S-1 filed June 12, 2012)	Agreement amending terms of outstanding Debt by the Company
10.19(Incorporated by Reference to Exhibit 10.19 of the Company’s Form S-1 filed June 12, 2012)	Agreement amending terms of outstanding Debt by the Company
10.20(Incorporated by Reference to Exhibit 10.20 of the Company’s Form S-1 filed June 12, 2012)	Agreement amending terms of outstanding Debt by the Company
10.21(w)	Form of Bonus Share Agreement
5.1	Opinion Regarding Legality
14 (y)	Code of Ethics
10.24 (aaaa)	Assignment dated June 15, 2009 by and between Entest Biomedical, Inc. and Bio-Matrix Scientific Group, Inc.
10.22 (z)	Lease
3(i)(8) (aa)	Text of Amendment to Certificate of Incorporation
10.23(aaa)	8% ASHER NOTE $42,500
10.24 (aaaa)	Assignment dated June 15, 2009 by and between Entest Biomedical, Inc. and Bio-Matrix Scientific Group, Inc.
10.25(Incorporated by Reference to Exhibit 10.25 of the Company’s Form S-1 filed June 12, 2012)	Advisory Board Letter Agreement
10.26 (aaaaa)	Equity Purchase Agreement Southridge June 1 2012

10.27(Incorporated by Reference to Exhibit 10.27 of the Company’s Form S-1 filed June 12, 2012)	Amendment to Registration Rights Agreement
10.28(Incorporated by Reference to Exhibit 10.28 of the Company’s Form S-1 filed June 12, 2012)	Termination Letter February 27 Equity Purchase Agreement
10.29(zzzzzzzz1)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.30(zzzzzzzz2)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.31(zzzzzzzz3)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.32(zzzzzzzz4)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.33(zzzzzzzz5)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.34(zzzzzzzz6)	AGREEMENT AMENDING TERMS OF OUTSTANDING DEBT BY THE COMPANY
10.35 ( incorporated by Reference to Exhibit 10.35 of the company’s amended Form S-1 Filed Auguust 17, 2012)	ASHER NOTE $63,000
10.36( incorporated by Reference to Exhibit 10.36 of the company’s amended Form S-1 Filed August 17, 2012)	TERMS OF COMPENSATION DAVID KOOS
10.37 (zzzzzzzz7)	ASHER NOTE $63,000
10.38 (incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed December 12, 2012) 3.i (8) (Incorporated by Reference to Exhibit 3(i) of the Company’s 8-K filed October 19, 2012)	Settlement Agreement with G. McDonald
10.39 (incorporated by reference to Exhibit 10.39 of the Company’s 10-K for the year ended August 31, 2012)	Line of Credit Promissory Note Sherman family Trust
Exhibit 10.40	SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE (incorporated by reference to exhibit 10.1 of the Company’s 8-K filed March 12, 2013)
3(1)(8)(zzzzzzzz8)	Text of Amendment to Certificate of Incorporation
3(i)(9) (zzzzzzzz9)	Certificate of Designations
3(i) (10) (zzzzzzzz10)	Text of Amendment to Certificate of Incorporation
10.41((zzzzzzzz11)	Employment Offer
10.42 (ab1)	Sublease Agreement
10.43 (ab2)	Amendment to Sublease Agreement
10.44 (ab3)	AGREEMENT BY AND BETWEEN REGEN BIOPHARMA, INC. AND ZANDER THERAPEUTICS, INC.
3(i) (A) (ab4)	CERTIFICATE OF CHANGE
10.45	Amendment to Regen Zander Agreement (za1)

10.45 (ab5)	AGREEMENT BY AND BETWEEN REGEN BIOPHARMA, INC. AND ZANDER THERAPEUTICS, INC. dated September 28, 2015
31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
10.46(za4)	Synergy Business Consultants Agreement
10.46(za5)	Agreement with Regen Biopharma, Inc.
10.47(za6)	Agreement with the Biotechnology Partners Business Trust
10.48 (za6)	Agreement with Dunhill Ross Partners, Inc.
10.59 (za7)	Agreement with the Bostonia Partners
10.50 (za8)	Agreement with Sherman Family Trust
10.51 (vz1)	Synergy Business Consultants Agreement executed 4/21/2017
10.52 (vz2)	Form of Stock Purchase Agreement 500,000 shares
10.53 (vz3)	Form of Stock Purchase Agreement 250,000 shares
10.54(vz4)	Form of Stock Purchase Agreement 8,000 shares Zander Therapeutics
10.55 (vz5)	Donnely Agreement
10.56 (vz6)	Black Agreement
10.57 (vz7)	Form of Agreements for sale of Shares.
10.59	Value Quest Agreement
10.60	Second Amendment to Regen Agreement
10.61	Consulting Agreement with Brian Devine
10.62	Consulting Agreement with Linda Black
10.63	Consulting Agreement with Jonathan Baell
10.64	Consulting Agreement with Thomas Donnelly
10.65	Consulting Agreement with Robin Gasser
10.66	Employment Agreement Harry Lander ( Zander)
10.67	Employment Agreement Todd Caven(Zander)
10.68	Securities Purchase Agreement Dated 6/20/2017

Exhibit 3(i) (za3)	Text of Amendment to Certificate of Incorporation
(a)	Incorporated by Reference to Exhibit 3(1) of the Company's Form S-1 Filed November 4, 2008
(b)	Incorporated by Reference to Exhibit 3(2) of the Company's Form S-1 Filed November 4, 2008
(c)	Incorporated by Reference to Exhibit 10(1) of the Company's Form10-K Filed November 17, 2009
(d)	Incorporated by Reference to Exhibit 10(1) of the Company's Form10-K Filed November 16, 2010
(e)	Incorporated by Reference to Exhibit 10(1) of the Company's Form 8-K Filed December 17, 2010
(f)	Incorporated by Reference to Exhibit 10(2) of the Company's Form 8-K Filed December 17, 2010
(g)	Incorporated by Reference to Exhibit 10(3) of the Company's Form 8-K Filed December 17, 2010
(h)	Incorporated by Reference to Exhibit 10(3) of the Company's Form 8-K Filed October 24, 2011
(i)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed June 10, 2011
(j)	Incorporated by Reference to Exhibit 10(9) of the Company's Form 10-K filed November 3 2011
(k)	Incorporated by Reference to Exhibit 10(10) of the Company's Form 10-K filed November 3 2011
(l)	Incorporated by Reference to Exhibit 10(11) of the Company's Form 10-K filed November 3 2011
(m)	Incorporated by Reference to Exhibit 10(12) of the Company's Form 10-K filed November 3 2011
(n)	Incorporated by Reference to Exhibit 3(i) (2)of the Company's Form 8-K Filed June 10, 2011
(o)	Incorporated by Reference to Exhibit 3(ii) of the Company's Form 8-K Filed June 10, 2011
(p)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed June 10, 2011
(q)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed January 11, 2012
( r)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed February 9, 2012
(s)	Incorporated by Reference to Exhibit (3)(i) of the Company's Form 10-Q Filed February 9, 2012
(t)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed February 9, 2012
(u)	Incorporated by Reference to Exhibit 10.2 of the Company's Form 10-Q Filed February 9, 2012
(v)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed March 22, 2012
(w)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 8-K Filed April 5, 2012
(x)	Filed as Exhibit 5.1
(y)	Incorporated by Reference to Exhibit 14 of the Company's Form10-K Filed November 17, 2009
(z)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed March 28, 2012
(aa)	Incorporated by Reference to Exhibit 3(i) of the Company's Form 8-K Filed April 25, 2012
(aaa)	Incorporated by Reference to Exhibit 10 of the Company's Form 8-K Filed April 25, 2012
(aaaa)	Incorporated by Reference to Exhibit 10.2 of the Company's Form 8-K Filed July 10, 2009
(aaaaa)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 8-K Filed June 4, 2012
(zzzzzzzz1)	Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz2)	Incorporated by Reference to Exhibit 10.2 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz3)	Incorporated by Reference to Exhibit 10.3 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz4)	Incorporated by Reference to Exhibit 10.4 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz5)	Incorporated by Reference to Exhibit 10.5 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz6)	Incorporated by Reference to Exhibit 10.6 of the Company's Form 10-Q Filed July 23, 2012
(zzzzzzzz7)	Incorporated by Reference to Exhibit 10.37 of the Company's Form 10-K for the year ended August 31, 2012)
(zzzzzzzz8)	Incorporated by Reference to Exhibit 3(i) of the company’s Form 8-K dated January 24, 2014
(zzzzzzzz9)	Incorporated by Reference to Exhibit 3(i) of the company’s Form 8-K dated May 22, 2014
(zzzzzzzz10)	Incorporated by Reference to Exhibit 3(i) of the company’s Form 8-K dated July 14, 2014
(zzzzzzzz11)	Incorporated by Reference to Exhibit 10.1 of the company’s Form 8-K dated November 7, 2014
(ab1)	Incorporated by Reference to Exhibit 10.1 of the company’s Form 10-Q filed January 13, 2015
(ab2)	Incorporated by Reference to Exhibit 10.1 of the company’s Form 10-Q filed April 10, 2015
(ab3)	Incorporated by Reference to Exhibit 10.1 of the company’s Form 8-K dated June 25, 2015
(ab4)	Incorporated by Reference to Exhibit 3(i) of the company’s Form 8-K dated July 3, 2015
(ab5)	Incorporated by Reference to Exhibit 10.1 of the company’s Form 8-K dated October 2, 2015
(za1)	Incorporated by reference to Exhibit 10.45 of the company’s Form 10-K for the fiscal year ended 2016
(za2)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended February 28, 2017
(za3)	Incorporated by reference to the Company’s Form 8-K dated May 24, 2017
(za4)	Agreement with Regen Biopharma, Inc.
(za5)	Agreement with the Biotechnology Partners Business Trust
(za6)	Agreement with Dunhill Ross Partners, Inc.
(za4)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated May 30, 2017
(za5)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated May 30, 2017
(za6)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated May 30, 2017
(za7)	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated May 30, 2017
(za8)	Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated May 30, 2017
(vz1)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended May 30, 2017
(vz2)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended May 30, 2017
(vz3)	Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the quarter ended May 30, 2017
(vz4)	Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the quarter ended May 30, 2017
(vz5)	Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarter ended May 30, 2017
(vz6)	Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q for the quarter ended May 30, 2017
(vz7)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 25, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.

By:	/s/David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer
Date: November 29, 2017.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 25, 2014.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman of the Board of Directors, Chief Executive Officer, Acting Chief Financial Officer
Date: November 29, 2017.

