Form 10-Q
period 2017-11-30
ENTEST BIOMEDICAL, INC.
filed 2018-01-10
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 30, 2017 there were 49,170,472 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check One)

Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTEST BIOMEDICAL, INC.
Consolidated Balance Sheet

	As of November 30, 2017 (unaudited)	As of August 31, 2017
ASSETS
Current Assets
Cash	834,510	86,559
Accrued Interest Receivable	908	908
Current Portion of Prepaid Expenses	8,045	58,652
Accrued Rent Receivable	5,000	0
Total Current Assets	848,463	146,119
OTHER ASSETS
Available for Sale Securities	233,800	190,050
TOTAL ASSETS	1,082,263	336,169

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	28,561	28,446
Notes Payable	13,501	13,501
Due to Other	8,000	8,000
Accrued Expenses	229,733	269,398
Total Current Liabilities	279,795	319,345
TOTAL LIABILITIES	279,795	319,345

STOCKHOLDERS' EQUITY
Common Stock, authorized 500,000,000 shares as of August 31, 2017 and November 30, 2017; issued and outstanding 46,670,472 (par value $0.0001) as of August 31, 2017 and 49,170,472 as of November 30, 2017	4,911	4,661
Preferred Stock ,par value $0.0001 5,000,000 shares authorized,
Series AA Preferred Stock, 100,000 shares authorized, 667 shares, par value $0.0001, issued and outstanding at August 31, 2017 and as of November 30, 2017	0	0
Series B Preferred 4,400,000 shares authorized, 728,009 (par value $0.0001) issued and outstanding as of November 30, 2017 and 728,009 issued and outstanding as of August 31, 2017	73	73
Series AAA Preferred, 300,000 shares authorized, $0.0001 par value 533 shares outstanding as of November 30, 2017 and as of August 31, 2017		0
NonVoting Convertible Preferred ($1 par value) 3,000,000 shares authorized as of November 30, 2017 and August 31, 2017 respectively, 1,001,533 and 1,026,533 issued and outstanding as of November 30, 2017 and August 31, 2017, respectively	1,001,533	1,026,533
Additional Paid in Capital	7,887,405	7,191,000
Contributed Capital	274,662	274,662
Accumulated Deficit	(8,879,604)	(8,721,498)
Accumulated Other Comprehensive Income	228,800	185,050
Total Stockholders' Equity Entest Biomedical, Inc.	517,780	(39,519)
Non Controlling Interest Zander Therapeutics Inc.	284,688	56,343
Stockholders Equity	802,468	16,824
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	1,082,263	336,169

The accompanying Notes are and integral part of these Financial Statements

ENTEST BIOMEDICAL INC.
Consolidated Statement of Operations
(unaudited)

	Three Months Ended November 30, 2017	Three Months Ended November 30, 2016
TOTAL REVENUE	0	0

COSTS AND EXPENSES
Research and Development	0	0
Rent Costs	8,988	10,518
General and Administrative	39,685	68,098
Consultant's Expenses	124,099	123,157
Total Costs and Expenses	172,772	201,773

OPERATING LOSS	(172,772)	(201,773)

OTHER INCOME AND EXPENSE
Rental income	15,000	15,000
Gain on Write Off of Accounts Payable	0	65,092
Interest Expense	(334)	(12,335)
TOTAL OTHER INCOME AND EXPENSE	14,666	67,757

LOSS BEFORE INCOME TAXES	(158,106)	(134,016)
Income Taxes

NET LOSS
NET LOSS from continuing Operations	(158,106)	(134,016)
Less: (Net Income) Loss attributable to non controlling interest in Zander Therapeutics, Inc.	48,128	0
NET LOSS available to common shareholders	(109,978)	(134,016)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	(0.002)	(0.003)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	48,976,028	40,170,472

The accompanying Notes are and integral part of these Financial Statements

3

ENTEST BIOMEDICAL , INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended November 30
	2017	2016
Net Income (Loss)	$(158,106)	$(134,016)
Add:
Unrealized Gains on Securities	43,750	0
Less:
Unrealized Losses on Securities	0	0
Comprehensive Income attributable to Non Controlling Interest	0	0
Total Other Comprehensive Income (Loss)	43,750	0
Comprehensive Income	$(114,356)	$(134,016)

The accompanying Notes are an integral part of these Financial Statements

ENTEST BIOMEDICAL, INC.
Consolidated Statement of Cash Flows
(unaudited)

	Three Months Ended November 30, 2017	Three Months Ended November 30, 2016
OPERATING ACTIVITIES
Net (loss)	(158,106)	(134,016)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (Decrease) in Additional paid in Capital	0	30,800
Increase (Decrease) in Common Stock issued for expenses	0
Increase (Decrease) in Preferred Stock issued for expenses	0
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	50,608	(69,111)
Increase (Decrease) in Accounts Payable	115
(Increase) Decrease in Accrued Rental Income Receivable	(5,000)	(5,000)
Increase (Decrease) in Accrued Expenses	(39,665)	(51,159)
Net Cash Provided (Used) in Operating Activities	(152,048)	(228,486)
FINANCING ACTIVITIES
Common Stock of Subsidiary issued for cash	900,000
Increase (Decrease) in Notes Payable	0	303,500
Net Cash Provided by Financing Activities	900,000	303,500
Net (Decrease) Increase in Cash	747,952	75,014
Cash at Beginning of Period	86,559	859
Cash at End of Period	834,510	75,873

The accompanying Notes are an integral part of these Financial Statements

Entest BioMedical, Inc.

Notes to Consolidated Financial Statements

As of November 30, 2017

(unaudited)

The accompanying unaudited interim condensed consolidated financial statements of Entest Biomedical, Inc. (“Entest” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended August 31, 2017. In general, interim disclosures do not repeat those contained in the annual statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

On June 18, 2015 the Company formed Zander Therapeutics, Inc. (“Zander”) , a Nevada corporation. Zander is a 59.2% owned subsidiary of the Company as of November 30, 2017.

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

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Entest CA, the Company’s wholly owned subsidiary and Zander; the Company’s majority owned subsidiary. Significant inter-company transactions have been eliminated.

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

E. PROPERTY AND EQUIPMENT

As of November 30, 2017 Property and Equipment consists of $0

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

The Company’s financial instruments as of November 30, 2017 consisted of $13,501 of Notes Payable and $8,000 due to TheraCyte, Inc.. The fair value of all of the Company’s financial instruments as of November 30, 2017 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of November 30, 2017 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company anticipates adoption in the fiscal year ending August 31, 2018.

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $8,879,604 during the period from August 22, 2008 (inception) through November 30, 2017. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds primarily by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings. During the quarter ended November 30, 2017 Zander Therapeutics, Inc. raised $900,000 through the sale for cash of equity securities.

NOTE 5.  NOTES PAYABLE

As of November 30, 2017

Notes Payable:

David Koos ( See Note 6)	$100
Dunhill Ross Partners, Inc.	850
Blackbriar Partners (See Note 6)	8,000
Regen Biopharma, Inc (See Note 6)	4,551
Total	$13,501

$1,000 lent to the Company by Blackbriar Partners is due and payable February 17, 2018 and bears simple interest at a rate of 10% per annum

$7,000 lent to the Company by Blackbriar Partners is due and payable February 28, 2018 and bears simple interest at a rate of 10% per annum.

Blackbriar Partners is controlled by David R. Koos, the Company’s sole officer and director.

As of November 30, 2017 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $100 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

Amounts due to Regen Biopharma Inc. as of November 30, 2017 are due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum. David R. Koos , the Company’s sole officer, serves as Chairman and Chief Executive officer of Regen Biopharma, Inc. Harry Lander, President and Chief Scientific Officer of Regen Biopharma Inc. serves as President and Chief Scientific Officer of Zander Therapeutics, Inc. The Chief Financial Officer of Regen Biopharma, Inc. is Todd Caven who also serves as Chief Financial Officer of Zander Therapeutics, Inc .

NOTE 6.  RELATED PARTY TRANSACTIONS

As of November 30, 2017 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $100 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

As of November 30, 2017 the Company remains indebted to Blackbriar Partners in the principal amount of $8,000 of which $1,000 is  due and payable February 17, 2018 and bears simple interest at a rate of 10% per annum and of which $7,000 is due and payable February 28, 2018 and bears simple interest at a rate of 10% per annum.

As of November 30, 2017 the Company remains indebted to Regen Biopharma, Inc. in the principal amount of $4,551 due and payable in whole or in part at the demand of the holder and bearing simple interest at a rate of 10% per annum. David R. Koos , the Company’s sole officer, serves as Chairman and Chief Executive officer of Regen Biopharma, Inc. Harry Lander, President and Chief Scientific Officer of Regen Biopharma Inc. serves as President and Chief Scientific Officer of Zander Therapeutics, Inc. The Chief Financial Officer of Regen Biopharma, Inc.is Todd Caven who also serves as Chief Financial Officer of Zander Therapeutics, Inc .

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

NOTE 7.  INCOME TAXES

As of November 30, 2017
Deferred tax assets:
Net operating tax carry forwards	$3,023,705
Other	-0-

Gross deferred tax assets	3,023,705
Valuation allowance	(3,023,705)
Net deferred tax assets	$-0-

As of  November 30, 2017  the Company has a Deferred Tax Asset of $3,023,705 completely attributable to net operating loss carry forwards of approximately $ 8,893,251(which expire 20 years from the date the loss was incurred) consisting of:

(a) $ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and

(b) $ 8,879,604 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 12. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November, 2017:

Common Stock:

$0.0001 par value, 500,000,000 shares authorized and 49,170,472 shares issued and outstanding as of November 30, 2017.

Preferred Stock:

$0.0001 par value 5,000,000 shares authorized of which:

(a)	100,000 are authorized as Series AA Preferred Stock of which 667 shares are issued and outstanding as of November 30, 2017 and
(b)	4,400,000 are authorized as Series B Preferred Stock of which 728,009 shares are issued and outstanding as of November 30, 2017 and
(c)	300,000 are authorized as Series AAA Preferred Stock of which 533 shares are issued and outstanding as of November 30 2017.

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

Non Voting Convertible Preferred Stock having a $1.00 par value:

3,000,000 shares authorized of which 1,001,533 shares are issued and outstanding as of  November 30, 2017 .

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

The Series A Preferred shares of Regen Biopharma, Inc. described above constitute the Company’s sole investment securities as of November 30, 2017.

As of November 30, 2017:

3,500,000	Series A Preferred shares of Regen Biopharma, Inc

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the quarter ended November 30, 2017
$5,000	$233,800	$228,800	$43,750

NOTE 14. STOCK TRANSACTIONS

Common Shares

On September 8, 2017 the Company issued 2,500,000 Common Shares in connection with a conversion of 25,000 Non Voting Convertible Preferred Shares.

Common Shares of Zander Therapeutics Inc.

On October 30, Zander issued 900,000 of its common shares for consideration of $900,000.

Preferred Shares of Zander Therapeutics

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

On September 15, 2017 Zander issued 200 of its Series AA Preferred Shares to David Koos, Zander’s Chief Executive Officer, for Services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10K for the year ended August 31, 2017. All references to” We”, “Us”, “Company” or the “Company” refer to Entest BioMedical, Inc and its majority owned subsidiary Zander Therapeutics, Inc.

As of November 30, 2017 we had Cash in the amount of $834,510 and as of August 31, 2017 we had Cash in the amount of $86,559.

The increase in Cash of approximately 864.09% is primarily attributable to the sale for cash by Zander Therapeutics, Inc. of 900,000 of its common shares for consideration of $900,000.

As of November 30, 2017 we had Current Portion of Prepaid Expenses of $8,045 and as of August 31, 2017 we had Current Portion of Prepaid Expenses of $58,652.

The decrease of 86.28% is attributable to the expensing of $50,604 for services rendered during the quarter ended November 30, 2017 which had been prepaid by the Company during the quarter ended August 31, 2017.

As of November 30, 2017 we had Accrued Rent Receivable of $5,000 and as of August 31, 2017 we had Accrued Rent Receivable of $0.

The increase in Accrued Rent Receivable is attributable to rental income earned by but unpaid to the company by Regen Biopharma, Inc. for the month ended November 30, 2017. Regen Biopharma, Inc. is under common control with the Company.

As of November 30, 2017 3,500,000 shares of the Series A Preferred stock of Regen Biopharma, Inc. was determined by us to have a Fair Value of $233,800 and as of August 31, 2017 those shares were determined by us to have a Fair Value of $190,050.

This increase of 23% is attributable to an unrealized gain of $43,750 recognized by the Company with regard to 3,500,000 shares of the Series A Preferred stock of Regen Biopharma, Inc during the quarter ended November 30, 2017.

As of November 30, 2017 we had Accrued Expenses of $229,733 and as of August 31, 2017 we had Accrued Expenses of $269,398.

The decrease in Accrued Expenses of approximately 14% is attributable to the payment to David R. Koos of $40,000 of previously accrued salary during the quarter ended November 30, 2017 offset by the accrual of $334 of interest expenses incurred during the quarter ended November 30, 2017.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the three months ended November 30, 2017 and -0- for the three months ended November 30, 2016.  Net Losses from continuing operations were $158,106 for the three months ended November 30, 2017 and $134,016 for the same period ended 2016.

The increase in Net Losses of from continuing operations of approximately 17.9% is primarily attributable the write off of $65,092 of Accounts Payable by the Company during the quarter ended November 30, 2016 , such payables being effectively uncollectible by the creditors due to the expiration of the statute of limitations imposed upon such collection activity pursuant to relevant statute offset by decreases in Rental , Interest and General and Administrative expenses incurred during the quarter ended November 30, 2017 as compared to the same period ended 2016

Liquidity and Capital Resources

As of November 30, 2017 we had $834,510 in cash on hand and current liabilities of $279,795 such liabilities consisting of Accounts Payable, Notes Payable, Amounts due to Others and Accrued Expenses. We feel we will be able to satisfy our cash requirements over the next twelve months .

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

As of January 6, 2018 we are not party to any binding agreements which would commit Entest to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on September 1, 2017 and ending on November 30, 2017, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Shares

On September 8, 2017 the Company issued 2,500,000 Common Shares (“Shares”)in connection with a conversion of 25,000 Non Voting Convertible Preferred Shares.

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

Preferred Shares of Zander Therapeutics

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

The proceeds from securities mentioned above sold for cash consideration will be utilized for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

None.

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
10.1	Form of Agreements for sale of Zander Shares*

* incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 25, 2017

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENTEST BIOMEDICAL, INC

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Dated:	January 6, 2018

