Form 10-Q
period 2018-02-28
ENTEST GROUP, INC.
filed 2018-04-02
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-154989

ENTEST GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-3431263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Spring Street, St 304, La Mesa, California 91942
(Address of Principal Executive Offices)

(619)-702-1404
(Issuer’s telephone number)

ENTEST BIOMEDICAL, INC.
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 28, 2018 there were 49,170,472 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check One)

Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTEST GROUP,INC.
(Formerly called ENTEST BIOMEDICAL, INC.)
Consolidated Balance Sheet

	As of	As of
	February 28, 2018 (Unaudited)	August 31, 2017
ASSETS
Current Assets
Cash	741,941	86,559
Accrued Interest Receivable	1,040	908
Current Portion of Prepaid Expenses	108,041	58,652
Accrued Rent Receivable	0	0

Total Current Assets	851,022	146,119

OTHER ASSETS
Available for Sale Securities	143,500	190,050
Long Term Portion Prepaid Expenses	68,000

TOTAL ASSETS	1,062,522	336,169

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	43,599	28,446
Notes Payable	13,501	13,501
Due to Other	8,000	8,000
Unearned Rental Income	5,000
Accrued Expenses	190,063	269,398
Total Current Liabilities	260,163	319,345

TOTAL LIABILITIES	260,163	319,345

STOCKHOLDERS' EQUITY
Common Stock, authorized 500,000,000 shares as of August 31, 2017 and February 28, 2018; issued and outstanding 46,670,472 (par value $0.0001) as of August 31, 2017 and 49,170,472 as of February 28, 2018	4,911	4,661
Preferred Stock ,par value $0.0001 5,000,000 shares authorized,
Series AA Preferred Stock, 100,000 shares authorized, 667 shares, par value $0.0001, issued and outstanding at August 31, 2017 and as of February 28, 2018	0	0
Series B Preferred 4,400,000 shares authorized, 728,009 ( par value $0.0001) issued and outstanding as of February 28, 2018 and 728,009 issued and outstanding as of August 31, 2017	73	73
Series AAA Preferred, 300,000 shares authorized, $0.0001 par value 533 shares outstanding as of February 28, 2018 and as of August 31, 2017	—	0
NonVoting Convertible Preferred ($1 par value) 3,000,000 shares authorized as of February 28, 2018 and August 31, 2017 respectively, 1,001,533 and 1,026,533 issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	1,001,533	1,026,533
Additional Paid in Capital	8,316,195	7,191,000
Contributed Capital	274,662	274,662
Accumulated Deficit	(9,289,413)	(8,721,498)
Accumulated Other Comprehensive Income	138,500	185,050
Total Stockholders' Equity Entest Biomedical, Inc.	446,461	(39,519)
Non Controlling Interest Zander Therapeutics Inc.	355,898	56,343
Stockholders Equity	802,359	16,824

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	1,062,522	336,169

The accompanying Notes are an integral part of these Financial Statements

ENTEST GROUP,INC.
(Formerly called ENTEST BIOMEDICAL, INC.)
Consolidated Statement of Operations
(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
TOTAL REVENUE	0	0	0	0

COSTS AND EXPENSES
Research and Development	290,000	2,500	290,000	2,500
Rent Costs	9,348	8,988	18,336	19,506
General and Administrative	41,171	68,106	80,856	136,204
Consultant's Expenses	84,091	29,750	208,190	152,907
Total Costs and Expenses	424,610	109,344	597,382	311,117

OPERATING LOSS	(424,610)	(109,344)	(597,382)	(311,117)

OTHER INCOME AND EXPENSE
Rental income	15,000	15,000	30,000	30,000
Interest Income	132	0	132	0
Other Income	—	—	—	65,092
Loss on Issuance of Stock Below Fair Value	—	(107,700)	—	(107,700)
Interest Expense	(330)	(14,446)	(664)	(26,781)

TOTAL OTHER INCOME AND EXPENSE	14,801	(107,146)	29,467	(39,389)

LOSS BEFORE INCOME TAXES	(409,809)	(216,490)	(567,915)	(350,506)

NET LOSS

NET LOSS From Continuing Operations	(409,809)	(216,490)	(567,915)	(350,506)

Less: (Net Income) Loss attributable to non controlling interest in Zander Therapeutics, Inc.	157,139	0	205,267	0

NET LOSS available to common shareholders	(252,670)	(216,490)	(362,648)	(350,506)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	(0.005)	(0.005)	(0.007)	0.009

WEIGHTED AVERAGE NUMBER COMMON SHARES OUTSTANDING	49,170,472	40,846,876	49,073,250	40,504,916

The accompanying Notes are an integral part of these Financial Statements

ENTEST GROUP,INC.
(formerly known as ENTEST BIOMEDICAL , INC.)
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended February 28,
	2018	2017
Net Income (Loss)	$(409,809)	$(216,490)
Add:
Unrealized Gains on Securities	0	223,550
Less:
Unrealized Losses on Securities	(90,300)	0
Comprehensive Income attributable to Non Controlling Interest	0	0
Total Other Comprehensive Income (Loss)	(90,300)	223,550
Comprehensive Income	$(500,109)	$7,060

	Six Months Ended February 28,
	2018	2017
Net Income (Loss)	$(567,915)	$(350,506)
Add:
Unrealized Gains on Securities	0	223,550
Less:
Unrealized Losses on Securities	(46,550)	0
Comprehensive Income attributable to Non Controlling Interest	0	0
Total Other Comprehensive Income (Loss)	(46,550)	223,550
Comprehensive Income	$(614,465)	$(126,956)

The accompanying Notes are an integral part of these Financial Statements

ENTEST BIOMEDICAL, INC.
(Formerly called ENTEST BIOMEDICAL, INC.)
Consolidated Statement of Cash Flows
(unaudited)

	Six Months Ended	Six Months Ended
	February 28, 2018	February 28, 2017
OPERATING ACTIVITIES
Net (loss)	(567,915)	(350,506)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (Decrease) in Additional paid in Capital	0	61,600
Increase (Decrease) in Issuance of Stock below Fair Value	0	107,700
Increase (Decrease) in Preferred Stock issued for expenses	0	0
Increase (Decrease) Common Stock issued to Consultants	0	4,500
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(117,388)	0
Increase(Decrease) in Unearned Rent	5,000	0
Increase (Decrease) in Accounts Payable	15,153	(69,056)
(Increase) Decrease in Accrued Rental Income Receivable	0	(5,000)
Increase (Decrease) in Accrued Expenses	(79,337)	(51,709)
(Increase) Decrease in Accrued Interest Receivable	(132)
Net Cash Provided (Used) in Operating Activities	(744,618)	(302,471)

Net Cash Provided (Used) in Investing Activities:
Securities Purchased for Cash	0	(5,000)
Net Cash Provided (Used) in Investing Activities	0	(5,000)
FINANCING ACTIVITIES
Net Cash Provided (Used) in Financing Activities:
Common Stock of Subsidiary issued for cash	1,400,000	0
Increase (Decrease) in Notes Payable	0	311,500
Net Cash Provided by Financing Activities	1,400,000	311,500

Net (Decrease) Increase in Cash	655,382	4,029

Cash at Beginning of Period	86,559	859

Cash at End of Period	741,941	4,888

Supplemental Disclosure of Non Cash Investing and Financing Activities:
Common Stock issued for Debt	0	30,000

The accompanying Notes are an integral part of these Financial Statements

Entest Group,Inc.

(formerly known as Entest Biomedical, Inc.)

Notes to Consolidated Financial Statements

As of February 28, 2018

(unaudited)

The accompanying unaudited interim condensed consolidated financial statements of Entest Group, Inc. (“Entest” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended August 31, 2017. In general, interim disclosures do not repeat those contained in the annual statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

On June 18, 2015 the Company formed Zander Therapeutics, Inc. (“Zander”) , a Nevada corporation. Zander is a 58.14% owned subsidiary of the Company as of February 28, 2018.

On February 12, 2018 the Company changed its name to Entest Group, Inc.

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

E. PROPERTY AND EQUIPMENT

As of February 28, 2018 Property and Equipment consists of $0

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

The Company’s financial instruments as of February 28, 2018 consisted of $13,501 of Notes Payable and $8,000 due to TheraCyte, Inc.. The fair value of all of the Company’s financial instruments as of February 28, 2018 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of February 28, 2018 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $9,289,413 during the period from August 22, 2008 (inception) through February 28, 2018. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds primarily by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings. During the quarter ended November 30, 2017 Zander Therapeutics, Inc. raised $900,000 through the sale for cash of equity securities. During the quarter ended February 28, 2018 Zander Therapeutics, Inc. raised $500,000 through the sale for cash of equity securities.

NOTE 5.  NOTES PAYABLE

As of February 28, 2018

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

As of February 28, 2018 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $100 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

Amounts due to Regen Biopharma Inc. as of February 28, 2018 are due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum. David R. Koos , the Company’s sole officer, serves as Chairman and Chief Executive officer of Regen Biopharma, Inc. Harry Lander, President and Chief Scientific Officer of Regen Biopharma Inc. serves as President and Chief Scientific Officer of Zander Therapeutics, Inc. The Chief Financial Officer of Regen Biopharma, Inc.is Todd Caven who also serves as Chief Financial Officer of Zander Therapeutics, Inc.

NOTE 6.  RELATED PARTY TRANSACTIONS

As of February 28, 2018 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $100 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

As of February 28, 2018 the Company remains indebted to Blackbriar Partners in the principal amount of $8,000 of which $1,000 is  due and payable February 17, 2018 and bears simple interest at a rate of 10%per annum and of which $7,000 is due and payable February 28, 2018 and bears simple interest at a rate of 10% per annum.

As of February 28, 2018 the Company remains indebted to Regen Biopharma, Inc. in the principal amount of $4,551 due and payable in whole or in part at the demand of the holder and bearing simple interest at a rate of 10% per annum. David R. Koos , the Company’s sole officer, serves as Chairman and Chief Executive officer of Regen Biopharma, Inc. Harry Lander, President and Chief Scientific Officer of Regen Biopharma Inc. serves as President and Chief Scientific Officer of Zander Therapeutics, Inc. The Chief Financial Officer of Regen Biopharma, Inc.is Todd Caven who also serves as Chief Financial Officer of Zander Therapeutics, Inc .

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

NOTE 7.  INCOME TAXES

As of February 28, 2018
Deferred tax assets:
Net operating tax carry forwards	$1,953,643
Other	-0-

Gross deferred tax assets	1,953,643
Valuation allowance	(1,953,643)
Net deferred tax assets	$-0-

As of  February 28, 2018  the Company has a Deferred Tax Asset of $1,953,643 completely attributable to net operating loss carry forwards of approximately $ 9,303,060(which expire 20 years from the date the loss was incurred) consisting of:

(a)	$ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and
(b)	$ 9,289,413 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

Income tax is calculated at the 21% Federal Corporate Rate.

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

NOTE 12. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2018:

Common Stock:

$0.0001 par value, 500,000,000 shares authorized and 49,170,472 shares issued and outstanding as of February 28, 2018.

Preferred Stock:

$0.0001 par value 5,000,000 shares authorized of which:

(a)	100,000 are authorized as Series AA Preferred Stock of which 667 shares are issued and outstanding as of February 28, 2018 and
(b)	4,400,000 are authorized as Series B Preferred Stock of which 728,009 shares are issued and outstanding as of February 28, 2018 and
(c)	300,000 are authorized as Series AAA Preferred Stock of which 533 shares are issued and outstanding as of February 28, 2018.

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

The Series A Preferred shares of Regen Biopharma, Inc. described above constitute the Company’s sole investment securities as of February 28, 2018.

As of February 28, 2018:

3,500,000	Series A Preferred shares of Regen Biopharma, Inc

Basis	Fair Value	Total Unrealized Gains in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the quarter ended February 28, 2017
$5,000	$143,500	$138,500	$(90,300)

NOTE 15. STOCK TRANSACTIONS

Common Shares of Zander Therapeutics Inc.

On February 5, 2018, Zander issued 100,000 of its common shares for consideration of $200,000.

On February 27, 2018, Zander issued 150,000 of its common shares for consideration of $300,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10K for the year ended August 31, 2017. All references to” We”, “Us”, “Company” or the “Company” refer to Entest Group, Inc and its majority owned subsidiary Zander Therapeutics, Inc.

As of February 28, 2018 we had Cash in the amount of $741,941 and as of August 31, 2017 we had Cash in the amount of $86,559.

The increase in Cash of approximately 757% is primarily attributable to the sale for cash by Zander Therapeutics, Inc. of 900,000 of its common shares for consideration of $900,000 during the quarter ended November 30, 2017 and the sale for cash by Zander Therapeutics, Inc. of 250,000 of its common shares for consideration of $500,000 during the quarter ended February 28, 2018 offset by costs incurred in the operation of the Company’s business.

As of February 28, 2018 we had Accrued Interest Receivable in the amount of $1040 and as of August 31, 2017 we had Accrued Interest Receivable in the amount of $908.

The increase in Accrued Interest Receivable of approximately 14.2% is attributable to $132 of interest earned by the Company during the quarter ended February 28, 2018 resulting from a short term loan made by the Company, the principal on such loan paid during the quarter ended February 28, 2018.

As of February 28, 2018 we had Current Portion of Prepaid Expenses of $108,041 and as of August 31, 2017 we had Current Portion of Prepaid Expenses of $58,652

The increase in Current Portion of Prepaid Expenses of 84.2% is primarily attributable to:

(a)	$100,000 of fees to be paid to Regen Biopharma, Inc. ( an entity under common control with the Company) having been prepaid during the quarter ended February 28, 2018 offset by:
(b)	the expensing of $50,604 for services rendered during the quarter ended November 30, 2017 which had been prepaid by the Company during the quarter ended August 31, 2017.

As of February 28, 2018 3,500,000 shares of the Series A Preferred stock of Regen Biopharma, Inc. owned by us was determined by us to have a Fair Value of $143,500 and as of August 31, 2017 those shares were determined by us to have a Fair Value of $190,050.

This decrease of 24.49 % is attributable to an unrealized loss of $46,550 recognized by the Company with regard to 3,500,000 shares of the Series A Preferred stock of Regen Biopharma, Inc. during the six months ended February 28, 2018. Regen Biopharma, Inc. is under common control with the Company.

As of February 28, 2018 we had Long Term Portion of Prepaid Expenses of $68,000 and as of August 31, 2017 we had Long Term Portion of Prepaid Expenses of $0.

The increase in Long Term Portion of Prepaid Expenses is attributable to $68,000 of fees to be paid to Regen Biopharma, Inc. ( an entity under common control with the Company) having been prepaid during the quarter ended February 28, 2018.

As of February 28, 2018 we had Accounts Payable of $43,599 and as of August 31, 2017 we had Accounts Payable of $28,446.

The increase in accounts payable of approximately 53.2% is primarily attributable to increases in Accounts Payable by Zander Therapeutics, Inc. during the Quarter ended February 28, 2018.

As of February 28, 2018 we had Unearned Rental Income of $5,000 and as of August 31, 2017 we had Unearned Rental Income of $0.

The increase in Unearned Rental Income is attributable to rental income prepaid to the Company by Regen Biopharma, Inc. for the month ended March 2018. Regen Biopharma, Inc. is under common control with the Company.

As of February 28, 2018 we had Accrued Expenses of $190,063 and as of August 31, 2017 we had Accrued Expenses of $269,398.

The decrease in Accrued Expenses of approximately 29% is attributable to

(a)	the payment to David R. Koos of $40,000 of previously accrued salary during the quarter ended November 30, 2017 offset by the accrual of $334 of interest expenses incurred during the quarter ended November 30, 2017
(b)	the payment to David R. Koos of $40,000 of previously accrued salary during the quarter ended February 28, 2018 offset by the accrual of $330 of interest expenses incurred during the quarter ended February 28, 2018.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the three months ended February 28, 2018 and -0- for the three months ended February 28, 2017.  Net Losses from continuing operations were $409,809 for the three months ended February 28, 2018 and $216,490 for the same period ended 2017.

The increase in Net Losses from continuing operations of approximately 89.3% is primarily attributable to increases in expenses attributable to Research and Development, Rent and Consulting recognized during the quarter ended February 28, 2018 when compared to the same quarter ended 2017 offset by

(a)	lower General and Administrative Expenses recognized during the quarter ended February 28, 2018 when compared to the same quarter ended 2017
(b)	lower interest expense recognized during the quarter ended February 28, 2018 when compared to the same quarter ended 2017
(c)	the recognition during the quarter ended February 28, 2017 of 107,700 of expense attributable to Issuance of Securities for less than Fair Value.

Revenues from continuing operations were $0 for the six months ended February 28, 2017 and -0- for the six months ended February 28, 2018.  Net Losses from continuing operations were $567,915 for the six months ended February 29, 2018 and $350,506 for the six months ended February 28, 2017.

The increase in Net Losses from continuing operations of approximately 62% is primarily attributable to increases in expenses attributable to Research and Development and Consulting recognized during the six months ended February 28, 2018 when compared to the same period ended 2017 offset by:

(a)	lower General and Administrative Expenses recognized during the six months ended February 28, 2018 when compared to the same six months ended 2017
(b)	lower interest expense recognized during the six months ended February 28, 2018 when compared to the same six months ended 2017
(c)	the recognition during the quarter ended February 28, 2017 of 107,700 of expense attributable to Issuance of Securities for less than Fair Value.

As of February 28, 2018 we had $741,941 cash on hand and current liabilities of $260,163 such liabilities consisting of Accounts Payable, Notes Payable, Amounts due to Others and Accrued Expenses. We feel we will be able to satisfy our cash requirements over the next twelve months and intend to seek additional financing.

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

As of March 23, 2018 we are not party to any binding agreements which would commit Entest to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on December 1, 2017 and ending on February 28, 2018, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Shares of Zander Therapeutics Inc.

On February 5, 2018, Zander issued 100,000 of its common shares (“Shares”) for consideration of $200,000.

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

On February 27, 2018, Zander issued 150,000 of its common shares (“Shares”) for consideration of $300,000.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

None.

Item 5. Other Information

None.

Item 6. Exhibits

31	Certification of Chief Executive Officer
32	Certification of Chief Financial Officer
3(i)	TEXT OF CERTIFICATE OF AMENDMENT*
10.1	2018 letter agreement between Regen and Zander
10.2	Purchase Agreement 100,000 Shares dated 1/29/2018
10.3	Purchase Agreement 50,000 Shares dated 2/22/2018
10.4	Purchase Agreement 100,000 Shares dated 2/21/2018

* incorporated by reference to Exhibit 3(i) filed with the Company’s Current Report on Form 8-K filed with the US Securities and Exchange Commission on 1/11/2018

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENTEST BIOMEDICAL, INC.

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Dated:	March 23, 2018

