Form 10-Q
period 2018-05-31
ENTEST GROUP, INC.
filed 2018-07-03
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 31, 2018 there were 49,170,472 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check One)

Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTEST GROUP,INC.
(Formerly called ENTEST BIOMEDICAL, INC.)
Consolidated Balance Sheet

	As of
	May 31, 2018 (Unaudited)	August 31, 2017
ASSETS
Current Assets
Cash	423,974	86,559
Accrued Interest Receivable	1,040	908
Current Portion of Prepaid Expenses	108,041	58,652
Accrued Rent Receivable	0	0
Total Current Assets	533,055	146,119

OTHER ASSETS
Available for Sale Securities	77,700	190,050
Long Term Portion Prepaid Expenses	68,000
TOTAL ASSETS	678,755	336,169

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	332,940	28,446
Notes Payable	16,501	13,501
Due to Other	8,000	8,000
Unearned Rental Income	20,000
Property Dividend Payable	57,143
Accrued Expenses	183,755	269,398
Total Current Liabilities	618,339	319,345
TOTAL LIABILITIES	618,339	319,345

STOCKHOLDERS' EQUITY
Common Stock, authorized 500,000,000 shares as of August 31, 2017 and May 31, 2018; issued and outstanding 46,670,472(par value $0.0001) as of August 31, 2017 and 49,170,472 as of May 31, 2018	4,911	4,661
Preferred Stock ,par value $0.0001 5,000,000 shares authorized,
Series AA Preferred Stock, 100,000 shares authorized, 634 shares, par value $0.0001, issued and outstanding at August 31, 2017 and as of May 31, 2018	0	0
Series B Preferred 4,400,000 shares authorized, 728,073 ( par value $0.0001) issued and outstanding as of May 31, 2018 and 728,073 issued and outstanding as of August 31, 2017	73	73
Series AAA Preferred, 300,000 shares authorized, $0.0001 par value 534 shares outstanding as of May 31, 2018 and as of August 31, 2017	0	0
NonVoting Convertible Preferred ($1 par value) 3,000,000 shares authorized as of May 31, 2018 and August 31, 2017 respectively, 1,001,533 and 1,026,533 issued and outstanding as of May 31, 2018 and August 31, 2017, respectively	1,001,533	1,026,533
Additional Paid in Capital	8,562,414	7,191,000
Contributed Capital	274,662	274,662
Accumulated Deficit	(9,965,556)	(8,721,498)
Accumulated Other Comprehensive Income	72,700	185,050
Total Stockholders' Equity Entest Biomedical, Inc.	(49,263)	(39,519)
Non Controlling Interest Zander Therapeutics Inc.	109,679	56,343
Stockholders Equity	60,416	16,824
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	678,755	336,169

The accompanying Notes are an integral part of these Financial Statements

ENTEST GROUP,INC.
(Formerly called ENTEST BIOMEDICAL, INC.)
Consolidated Statement of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
TOTAL REVENUE	0	0	0	0

COSTS AND EXPENSES
Research and Development	459,584	12,020	749,584	14,520
Rent Costs	9,348	8,988	27,684	28,494
General and Administrative	83,727	44,655	164,583	180,859
Consultant's Expenses	80,980	36,038	289,170	188,945
Total Costs and Expenses	633,639	101,701	1,231,021	412,818

OPERATING LOSS	(633,639)	(101,701)	(1,231,021)	(412,818)

OTHER INCOME AND EXPENSE
Rental income	15,000	15,000	45,000	45,000
Interest Income	0	789	132	789
Other Income	0	11,605		76,697
Loss on Issuance of Stock Below Fair Value	0			(107,700)
Interest Expense	(361)	(15,882)	(1,025)	(42,662)

TOTAL OTHER INCOME AND EXPENSE	14,639	11,512	44,107	(27,876)

LOSS BEFORE INCOME TAXES	(619,000)	(90,189)	(1,186,914)	(440,694)
Income Taxes	0	0	0	0
NET LOSS

NET LOSS from continuing operations	(619,000)	(90,189)	(1,186,914)	(440,694)

Less: (Net Income) Loss attributable to non controlling interest in Zander Therapeutics, Inc.	249,372	68	467,204	68

NET LOSS available to common shareholders	(369,628)	(90,121)	(719,710)	(440,626)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	(0.008)	(0.002)	(0.015)	(0.011)
WEIGHTED AVERAGE NUMBER COMMON SHARES OUTSTANDING	49,170,472	40,739,703	49,106,134	41,630,766

The accompanying Notes are an integral part of these Financial Statements

ENTEST GROUP,INC.
(formerly known as ENTEST BIOMEDICAL , INC.)
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended May 31,
	2018	2017
Net Income (Loss)	$(619,000)	$(90,189)
Add:
Unrealized Gains on Securities	0
Less:
Unrealized Losses on Securities	(65,800)	(92,050)
Comprehensive Income attributable to Non Controlling Interest	0	0
Total Other Comprehensive Income (Loss)	(65,800)	(92,050)
Comprehensive Income	$(684,800)	$(182,239)

	Nine Months Ended May 31,
	2018	2017
Net Income (Loss)	$(1,186,914)	$(440,694)
Add:
Unrealized Gains on Securities	43,750	223,500)
Less:
Unrealized Losses on Securities	(156,100)	(92,050)
Comprehensive Income attributable to Non Controlling Interest	0
Total Other Comprehensive Income (Loss)	(112,350)	131,450
Comprehensive Income	$(1,299,264)	$(309,244)

The accompanying Notes are an integral part of these Financial Statements

ENTEST BIOMEDICAL, INC.
Consolidated Statement of Cash Flows
(unaudited)
	Nine Months Ended
	May 31, 2018	May 31, 2017
OPERATING ACTIVITIES
Net (loss)	(1,186,914)	(440,694)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (Decrease) in Additional paid in Capital	0	64,709
increase (Decrease) in Issuance of Stock below Fair Value	0	107,700
Increase (Decrease) in Preferred Stock issued for expenses	0	83,000
Increase (Decrease) in Preferred Stock issued to Consultants		70
Increase (Decrease) Common Stock issued to Consultants		12,720
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(117,388)	(2,996)
Increase(Decrease) in Unearned Rent	20,000
Increase (Decrease) in Accounts Payable	304,494	(80,661)
(Increase) Decrease in Accrued Rental Income Receivable	0	(15,000)
Increase (Decrease) in Accrued Expenses	(85,645)	(113,827)
(Increase) Decrease in Accrued Interest Receivable	(132)	(789)
(Increase) Decrease in Notes Receivable		(37,449)
Net Cash Provided (Used) in Operating Activities	(1,065,585)	(423,217)

Net Cash Provided (Used) in Investing Activities
Securities Purchased for Cash		(5,000)
Net Cash Provided (Used) in Investing Activities		(5,000)
FINANCING ACTIVITIES
Net Cash Provided (Used) in Financing Activities
Common Stock issued for cash		15,000
Common Stock of Subsidiary issued for cash	1,400,000	20,000
Increase (Decrease) in Notes Payable	3,000	424,029
Net Cash Provided by Financing Activities	1,403,000	459,029
Net (Decrease) Increase in Cash	337,415	30,812

Cash at Beginning of Period	86,559	859
Cash at End of Period	423,974	31,671

Supplemental Disclosure of Non Cash Investing and Financing Activities:
Preferred Stock issued for Debt		840,681

The accompanying Notes are an integral part of these Financial Statements

The Entest Group,Inc.

(formerly known as Entest Biomedical, Inc.)

Notes to Consolidated Financial Statements

As of May 31, 2018

(unaudited)

The accompanying unaudited interim condensed consolidated financial statements of The Entest Group, Inc. (“Entest” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended August 31, 2017. In general, interim disclosures do not repeat those contained in the annual statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

On June 18, 2015 the Company formed Zander Therapeutics, Inc. (“Zander”) , a Nevada corporation. Zander is a 58.14% owned subsidiary of the Company as of May 31, 2018.

On February 12, 2018 the Company changed its name to The Entest Group, Inc.

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

E. PROPERTY AND EQUIPMENT

As of May 31, 2018 Property and Equipment consists of $0

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

The Company’s financial instruments as of May 31, 2018 consisted of $ 16,501 of Notes Payable and $8,000 due to TheraCyte, Inc.. The fair value of all of the Company’s financial instruments as of May 31, 2018 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of May 31, 2018 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $9,965,556 during the period from August 22, 2008 (inception) through May 31, 2018. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5.  NOTES PAYABLE

As of May 31, 2018

Notes Payable:

David Koos ( See Note 6)	$100
Dunhill Ross Partners, Inc.	850
Blackbriar Partners (See Note 6)	11,000
Regen Biopharma, Inc (See Note 6)	4,551
Total	$16,501

$1,000 lent to the Company by Blackbriar Partners is due and payable February 17, 2018 and bears simple interest at a rate of 10% per annum

$7,000 lent to the Company by Blackbriar Partners is due and payable February 28, 2018 and bears simple interest at a rate of 10% per annum.

$3,000 lent to the Company by Blackbriar Partners is due and payable May 4, 2019 and bears simple interest at a rate of 10% per annum.

Blackbriar Partners is controlled by David R. Koos , the Company’s sole officer and director.

As of May 31, 2018 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $100 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

Amounts due to Regen Biopharma Inc. as of May 31, 2018 are due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum. David R. Koos , the Company’s sole officer, serves as Chairman and Chief Executive officer of Regen Biopharma, Inc. Harry Lander, President and Chief Scientific Officer of Regen Biopharma Inc. serves as President and Chief Scientific Officer of Zander Therapeutics, Inc. The Chief Financial Officer of Regen Biopharma, Inc.is Todd Caven who also serves as Chief Financial Officer of Zander Therapeutics, Inc .

NOTE 6.  RELATED PARTY TRANSACTIONS

As of May 31, 2018 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $100 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

As of May 31, 2018 the Company remains indebted to Blackbriar Partners in the principal amount of $11,000 of which $1,000 is  due and payable February 17, 2018 and bears simple interest at a rate of 10%per annum and of which $7,000 is due and payable February 28, 2018 and bears simple interest at a rate of 10% per annum and of which$3,000 is due and payable May 4, 2019 and bears simple interest at a rate of 10% per annum. Blackbriar Partners is controlled by David R. Koos , the Company’s sole officer and director.

As of May 31, 2018 the Company remains indebted to Regen Biopharma, Inc. in the principal amount of $4,551 due and payable in whole or in part at the demand of the holder and bearing simple interest at a rate of 10% per annum. David R. Koos , the Company’s sole officer, serves as Chairman and Chief Executive officer of Regen Biopharma, Inc. Harry Lander, President and Chief Scientific Officer of Regen Biopharma Inc. serves as President and Chief Scientific Officer of Zander Therapeutics, Inc. The Chief Financial Officer of Regen Biopharma, Inc.is Todd Caven who also serves as Chief Financial Officer of Zander Therapeutics, Inc .

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

On February 7, 2018 Zander and Regen executed an agreement whereby the June 2018 Anniversary Fee due pursuant to the Agreement would be reduced to $90,000 if paid on or before February 10, 2018

On February 8, 2018 Zander paid Regen $90,000 in early satisfaction of the June 2018 Anniversary Fee due pursuant to the Agreement.

As of May 31, 2018 there are no outstanding amounts currently due and payable by Zander pursuant to the Agreement.

On February 28, 2016, the Company purchased from a third party 3,500,000 shares of the Series A Preferred stock of Regen Biopharma, Inc for consideration consisting of $5,000 cash and 500,000 shares of the Company’s Series B Preferred Stock.

NOTE 7.  INCOME TAXES

As of May 31, 2018
Deferred tax assets:
Net operating tax carry forwards	$2,095,633
Other	-0-

Gross deferred tax assets	2,095,633
Valuation allowance	(2,095,633)
Net deferred tax assets	$-0-

As of  May 31, 2018  the Company has a Deferred Tax Asset of $2,095,633 completely attributable to net operating loss carry forwards of approximately $ 9,979,203(which expire 20 years from the date the loss was incurred) consisting of:

(a)	$ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and
(b)	$ 9,965,556 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 12. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2018:

Common Stock:

$0.0001 par value, 500,000,000 shares authorized and 49,170,472 shares issued and outstanding as of May 31, 2018.

Preferred Stock:

$0.0001 par value 5,000,000 shares authorized of which:

(a)	100,000 are authorized as Series AA Preferred Stock of which 634 shares are issued and outstanding as of May 31, 2018 and
(b)	4,400,000 are authorized as Series B Preferred Stock of which 728,073 shares are issued and outstanding as of May 31, 2018 and
(c)	300,000 are authorized as Series AAA Preferred Stock of which 534 shares are issued and outstanding as of May 31, 2018.

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

Non Voting Convertible Preferred Stock having a $1.00 par value:

3,000,000 shares authorized of which 1,001,533 shares are issued and outstanding as of  May 31 2018 .

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

The Series A Preferred shares of Regen Biopharma, Inc. described above constitute the Company’s sole investment securities as of May 31, 2018.

As of May 31, 2018:

3,500,000	Series A Preferred shares of Regen Biopharma, Inc

Basis	Fair Value	Total Unrealized Gains in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the quarter ended May 31, 2018
$$5,000	$$77,700	$72,700	$(65,800)

NOTE 14. PROPERTY DIVIDEND

On May 5, 2018, The Company declared the distribution on a pro rata basis as a dividend in kind of 3,000,000 of the common shares of Zander Therapeutics, Inc., par value $0.0001, currently owned by Entest Group, Inc. to:

(a)	Holders of record of the outstanding common shares of the Company as of the record date, which is May 30, 2018.
(b)	Holders of record of the shares of any outstanding series of the preferred shares of the Company as of the record date, which is May 30, 2018.

Shareholders of the Company shall receive one (1) common share of Zander Therapeutics, Inc. for each 17 common and/or preferred shares of the Company held as of the record date. The distribution of the 3,000,000 common shares of Zander Therapeutics, Inc. to the common and preferred shareholders of the Company will occur on June 11, 2018 ("Distribution Date"). No fractional shares will be distributed. Where the distribution to the shareholder would result in a fractional share, that distribution will be rounded down to the nearest whole share amount.

NOTE 15. SUBSEQUENT EVENTS

On June 11, 2018 the Company paid out on a pro rata basis as a dividend in kind of 3,000,000 of the common shares of Zander Therapeutics, Inc., par value $0.0001, currently owned by Entest Group, Inc. to:

(a)	Holders of record of the outstanding common shares of the Company as of the record date, which is May 30, 2018.
(b)	Holders of record of the shares of any outstanding series of the preferred shares of the Company as of the record date, which is May 30, 2018.

On June 15, 2018 Zander executed an agreement to sell 50,000 of its common shares for cash consideration of $100,000.

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

As of May 31, 2018 we had Cash in the amount of $423,974 and as of August 31, 2017 we had Cash in the amount of $86,559.\

The increase in Cash of approximately 389.91%% is primarily attributable to the sale for cash by Zander Therapeutics, Inc. of 900,000 of its common shares for consideration of $900,000 during the quarter ended November 30, 2017 and the sale for cash by Zander Therapeutics, Inc. of 250,000 of its common shares for consideration of $500,000 during the quarter ended February 28, 2018 offset by costs incurred in the operation of the Company’s business.

As of May 31, 2018 we had Accrued Interest Receivable in the amount of $1040 and as of August 31, 2017 we had Accrued Interest Receivable in the amount of $908.

The increase in Accrued Interest Receivable of approximately 14.2% is attributable to $132 of interest earned by the Company during the quarter ended February 28, 2018 resulting from a short term loan made by the Company, the principal on such loan paid during the quarter ended February 28, 2018.

As of May 31, 2018 we had Current Portion of Prepaid Expenses of $108,041 and as of August 31, 2017 we had Current Portion of Prepaid Expenses of $58,652

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

As of May 31, 2018 3,500,000 shares of the Series A Preferred stock of Regen Biopharma, Inc. owned by us was determined by us to have a Fair Value of $77,700 and as of August 31, 2017 those shares were determined by us to have a Fair Value of $190,050.

This decrease of 59.116 % is attributable to an unrealized loss of $112,350 recognized by the Company with regard to 3,500,000 shares of the Series A Preferred stock of Regen Biopharma, Inc. during the nine months ended May 31, 2018. Regen Biopharma, Inc. is under common control with the Company.

As of May 31, 2018 we had Long Term Portion of Prepaid Expenses of $68,000 and as of August 31, 2017 we had Long Term Portion of Prepaid Expenses of $0.

The increase in Long Term Portion of Prepaid Expenses is attributable to $68,000 of fees to be paid to Regen Biopharma, Inc. ( an entity under common control with the Company) having been prepaid during the quarter ended February 28, 2018.

As of May 31, 2018 we had Accounts Payable of $332,940 and as of August 31, 2017 we had Accounts Payable of $28,446.

The increase in accounts payable of approximately 1070.34% is primarily attributable to increases in Accounts Payable by Zander Therapeutics, Inc. during the Quarters ended February 28, 2018 and May 31, 2018.

As of May 31, 2018 we had Unearned Rental Income of $20,000 and as of August 31, 2017 we had Unearned Rental Income of $0.

The increase in Unearned Rental Income is attributable to rental income prepaid to the Company by Regen Biopharma, Inc. for the months ended June , July, August and September of 2018. Regen Biopharma, Inc. is under common control with the Company.

As of May 31, 2018 we had Accrued Expenses of $183,755 and as of August 31, 2017 we had Accrued Expenses of $269,398.

The decrease in Accrued Expenses of approximately 31.7% is attributable to

(a)	the payment to David R. Koos of $40,000 of previously accrued salary during the quarter ended November 30, 2017 offset by the accrual of $334 of interest expenses incurred during the quarter ended November 30, 2017
(b)	the payment to David R. Koos of $40,000 of previously accrued salary during the quarter ended February 28, 2018 offset by the accrual of $330 of interest expenses incurred during the quarter ended February 28, 2018.
(c)	the payment to David R. Koos of $8,000 of previously accrued salary during the quarter ended May 31, 2018 offset by (i) the accrual of $361 of interest expenses incurred during the quarter ended May 31, 2018 and (ii) the accrual of $1,330 of employment related taxes incurred during the quarter ended May 31, 2018.

As of May 31, 2018 we had Notes Payable of $16,501 and as of August 31, 2017 we had Notes Payable of $13,501.

The increase in Notes Payable of approximately 22.2% is attributable to $3,000 of additional indebtedness incurred by us during the quarter ended May 31, 2018.

As of May 31, 2018 we had a Property Dividend Payable of $57,143 and as of August 31, 2017 we had a Property Dividend Payable of $0.

The Property Dividend Payable is attributable to the declaration during the quarter ended May 31, 2018 by the Board of Directors of the Company of the distribution on a pro rata basis as a dividend in kind of 3,000,000 of the common shares of Zander Therapeutics, Inc., par value $0.0001, currently owned by Entest Group, Inc. to:

(a)	Holders of record of the outstanding common shares of the Company as of the record date, which is May 30, 2018.
(b)	Holders of record of the shares of any outstanding series of the preferred shares of the Company as of the record date, which is May 30, 2018.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the three months ended May 31, 2018 and -0- for the three months ended May 31, 2017.  Net Losses from continuing operations were $619,000 for the three months ended May 31, 2018 and $90,189 for the same period ended 2017.

The increase in Net Losses from continuing operations of approximately 586.33% is primarily attributable to increases in expenses attributable to Research and Development, General and Administrative ,Rent and Consulting recognized during the quarter ended May 31, 2018 when compared to the same quarter ended 2017 as well as $11,605 in Other income recognized during the quarter ended May 31, 2017.

Revenues from continuing operations were $0 for the nine months ended May 31, 2018 and -0- for the nine months ended May 31, 2017.  Net Losses from continuing operations were $1,186,914 for the nine months ended May 31, 2018 and $440,694 for the same period ended 2017.

The increase in Net Losses from continuing operations of approximately 169.3% is primarily attributable to increases in expenses attributable to Research and Development and Consulting recognized during the nine months ended May 31, 2018 when compared to the same period ended 2017 as well as $76,697 in Other income recognized during the nine months ended May 31, 2017 offset by:

(a)	lower General and Administrative Expenses recognized during the nine months ended May 31, 2018 when compared to the same nine months ended 2017
(b)	lower interest expense recognized during the nine months ended May 31, 2018 when compared to the same nine months ended 2017
(c)	the recognition during the quarter ended February 28, 2017 of 107,700 of expense attributable to Issuance of Securities for less than Fair Value.

As of May 31, 2018 we had $423,974 cash on hand and current liabilities of $618,339 such liabilities consisting of Accounts Payable, Notes Payable, Amounts due to Others, Property Dividend Payable and Accrued Expenses. We feel we will be able to satisfy our cash requirements over the next twelve months and intend to seek additional financing.

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

As of June 22, 2018 we are not party to any binding agreements which would commit Entest to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on March 1, 2018 and ending on May 31, 2018, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Shares of Zander Therapeutics Inc.

On June 15 2018, Zander Zander executed an agreement to sell 50,000 of its common shares (“Shares”) for cash consideration of $100,000.

The Shares were sold pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend is to be placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

None.

Item 5. Other Information

None.

Item 6. Exhibits

31	Certification of Chief Executive Officer
32	Certification of Chief Financial Officer
10.1	Securities Purchase Agreement
22

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENTEST BIOMEDICAL, INC.

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Dated:	June 22, 2018

