Form 10-K
period 2018-08-31
ENTEST GROUP, INC.
filed 2018-11-28
CIK 1449447

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

 ☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ending August 31, 2018

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission file number: 333-154989

ENTEST GROUP, INC.

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

Yes  ☐ No☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $ 470,842

As of November 16, 2018 Entest BioMedical, Inc. had 49,170,472 common shares outstanding, 728, 009 Series B Preferred shares outstanding , 667 Series AA preferred shares outstanding , 534 Series AAA preferred shares outstanding and 1001533 shares outstanding of the Company’s Non Voting Convertible Preferred Stock. .

In this annual report, the terms “Entest BioMedical, Inc.. ”, “Entest”,  “Company”, “we”, or “our”, unless the context otherwise requires, mean Entest BioMedical, Inc., a Nevada corporation, and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors.

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

Upon acquisition of Entest CA, we abandoned our efforts in the field of active/leisure fashion design clothing. On July 12, 2009 we adopted the name of Entest CA when we changed our name to Entest BioMedical, Inc. On June 18, 2015 Entest established Zander Therapeutics, Inc., a then wholly owned subsidiary. Zander was established to engage primarily in the development and commercialization of veterinary medical therapies which we intend to license from other entities as well as develop internally

The Company changed its name to Entest Group, Inc. on February 12, 2018.

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

Shareholders of the Company shall receive one (1) common share of Zander Therapeutics, Inc. for each 17 common and/or preferred shares of the Company held as of the record date. The distribution of the 3,000,000 common shares of Zander Therapeutics, Inc. to the common and preferred shareholders of the Company occurred on June 11, 2018 ("Distribution Date").

As a result of the payment of the abovementioned property dividend, the Company’s percentage of ownership of Zander fell below 50% resulting in the deconsolidation of Zander as of the Distribution Date. As of the Distribution Date all assets and liabilities attributable to Zander were derecognized by the Company. The Company recognized a $10,034 gain as a result of the deconsolidation. The Property dividend may be deemed to have occurred with a related party as the recipients were shareholders of Entest, including the Chairman and Chief Executive Officer of Entest and Regen Biopharma, Inc. which is a company under common control with Entest.

The Company’s remaining share of Zander , which consists of 5,000,000 shares of Zander’s Series M Preferred Stock (“Zander M Stock”) is accounted for under the Equity Method as of the Distribution Date. The Zander M Stock is carried a Fair Value and the carrying value is increased by the Company’s proportionate share of earnings of Zander and decreased by cash dividends paid by Zander as well as the Company’s proportionate share of losses of Zander up to the carrying value . As of August 31, 2018 the carrying value of the Zander M Stock has been decreased by the Company’s proportionate share of the losses of Zander and is 0. As of August 31, 2018 Entest beneficially owns 34.82% of the share equity of Zander.

As of November 16, 2018 the Company is a “shell company” as that term is defined in Rule 12b-2 of the Securities and Exchange Act which is a registrant that has:

(1) No or nominal operations; and

(2) Either:

(i) No or nominal assets;

(ii) Assets consisting solely of cash and cash equivalents; or

(iii) Assets consisting of any amount of cash and cash equivalents and nominal other assets.

The Company's current business strategy is to acquire an operating company seeking the perceived advantages of being a publicly held corporation. No assurance can be given that such an acquisition shall occur or, if such an acquisition were to occur, it would occur on terms and conditions beneficial to the Company or its shareholders.

Distribution methods of the products or services:

Entest currently provides no product or service

Competitive business conditions and Entest's competitive position in the industry and methods of competition

The Company will face vast competition from other shell companies that desire to seek a potential business combination with a private company seeking the perceived advantages of being a publicly held corporation. The Company will be in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Need for any government approval of principal products or services, effect of existing or probable governmental regulations on the business

The Company is unaware of any government approval currently required in order for the Company to complete an acquisition of an operating company. The Company is subject to federal and state securities laws.

Amount spent during the last fiscal year on research and development activities

During the fiscal year ended August 31, 2018 the consolidated Company expended $949,584 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local);

Entest has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of November 16, 2018, the Company has 1 employee of which 1 is partl time.

Sources and availability of raw materials and the names of principal suppliers

Entest currently has no need for raw materials or supplies

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.

Entest possesses no patents or trademarks. Entest has not been granted any license, franchise or concession. Entest is not party to any royalty agreement or labor contract.

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

The Company’s authorized capital stock consists of 500,000,000 shares of common stock with a par value $0.0001, and 5,000,000 shares of preferred stock with a par value $0.0001 per share (of which 100,000 are designated as Series AA Preferred Stock, 4,400,000 are designated as Series B Preferred Stock and 300,000 are designated as Series AAA Preferred Stock) and 3,000,000 shares authorized of Non Voting Convertible Preferred Stock, par value $1.00 . As of November 16,2018 Entest BioMedical, Inc. had 49,170,472 common shares outstanding, 728, 009 Series B Preferred shares outstanding , 667 Series AA preferred shares outstanding, 534 Series AAA preferred shares outstanding, and 1001533 shares of the Company’s Non Voting Convertible Preferred Stock outstanding.

(a)	Our common stock is traded on the OTC Pink Tier of OTC Markets under the symbol "ETNI”. Below is the range of high and low price information for our common equity for each quarter within the last two fiscal years as reported by OTC Markets.

September 1, 2017 to August 31, 2018	High	Low
First Quarter	$0.0182	$0.0068
Second Quarter	0.0205	0.0068
Third Quarter	0.0405	0.0092
Fourth Quarter	$0.054	$0.011
September 1, 2016 to August 31, 2017	High	Low
First Quarter	$0.0919	$0.0038
Second Quarter	0.0559	0.02
Third Quarter	0.055	0.015
Fourth Quarter	$0.0201	$0.045

Holders

As of August 31, 2018 there were approximately 40 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending August 31, 2018. We do not expect to declare cash dividends in the immediate future.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of August 31, 2017, we had Cash in the amount of $86,559 and as of August 31, 2018 we had Cash in the amount of $267.

The decrease in Cash of approximately 99.7% is primarily attributable to the derecognition of the assets of Zander Therapeutics, Inc. which was deconsolidated from the Company on June 11, 2018.

As of August 31, 2017 we had Accrued Interest Receivable of $908 and as of August 31 2018 we had Accrued Interest Receivable of $1,040.

The increase in Accrued Interest Receivable of approximately 14.2% is attributable to $132 of interest earned by the Company during the quarter ended February 28, 2018 resulting from a short term loan made by the Company, the principal on such loan paid during the quarter ended February 28, 2018.

As of August 31, 2017 we had Prepaid Expenses of $58,652 and as of the end of the same period ended 2018 we had Prepaid Expenses of $8,000.

The decrease in Prepaid Expenses of approximately 86.3% is primarily attributable to $50,652 of fees prepaid to consultants during the fiscal year ended 2017.

As of August 31, 2017 we had Securities Available for Sale in the amount of $190,050 and as of August 31, 2018 we had Securities Available for Sale in the amount of $0.

The decrease in Securities Available for Sale is attributable to the sale by the Company of 3,500,000 of the Series A Preferred shares of Regen Biopharma, Inc.to Zander Therapeutics, Inc.

David R. Koos, the Chairman and Chief Executive Officer of the Company, serves in the same capacity at Regen Biopharma, Inc. and Zander Therapeutics, Inc.

As of August 31, 2017 we had Notes Payable of $13,501 and as of August 31, 2018 we had Notes Payable of $19,601.

The increase in Notes Payable of approximately 45.1% is attributable to the incurrence of an additional $2,500 of principal indebtedness from the Company’s Chairman and incurrence of an additional $3,600 of principal indebtedness from an entity controlled by the Company’s Chairman.

As of August 31, 2017 we had Accrued Expenses of $269,398 and as of August 31, 2018 we had Accrued Expenses of $181,904.

The reduction in accrued expenses of approximately 32.4% is primarily attributable to payment during the year ended August 31, 2018 of $88,000 of salary accrued but unpaid to David R. Koos, the Company’s sole officer as well as derecognition of $818 of accrued interest during the year ended August 31 2018 attributable to the deconsolidation of Zander Therapeutics, Inc. offset by interest accrued but unpaid due on Notes payable.

As of August 31, 2018 we had Unearned Rental Income of $17,000 and as of August 31, 2017 we had Unearned Rental Income of $0.

The increase in Unearned Rental Income is attributable to rental income prepaid to the Company by Regen Biopharma, Inc. Regen Biopharma, Inc. is under common control with the Company.

As of August 31, 2018 we had a bank overdraft of $66 and as of August 31, 2017 we had a bank overdraft of $0.

The increase in bank overdraft is attributable to withdrawals of $66 in excess of the balance of a bank account maintained by the Company.

Revenues from continuing operations were $0 for the year ended August 31, 2017 and -0- for the year ended August 31, 2018. Net Losses from continuing operations were $664,792 for the year ended August 31, 2017 and $1,477,484 for the same period ended 2018.

The increase in Net Loss of approximately 122.2% is primarily attributable to Research and Development Fees incurred by Zander Therapeutics, Inc. during that period of the fiscal year during which Zander Therapeutics, Inc. was a consolidated subsidiary of the Company and recognition of the Company’s equity in the losses of Zander Therapeutics, Inc. during the period beginning June 11, 2018 and ending August 31, 2018. These losses were offset by gains on sale of investment securities and a one time gain of $10,034 recognized in connection with the deconsolidation of Zander Therapeutics, Inc.

As of August 31, 2018 we had $267 cash on hand and current liabilities of $255,018 such liabilities consisting of Accounts Payable, Notes Payable, Amounts due to Others and Accrued Expenses.

We feel we will not be able to satisfy our cash requirements over the next twelve months. The Company seeks to acquire an operating company seeking the perceived advantages of being a publicly held corporation. No assurance can be given that such an acquisition shall occur or, if such an acquisition were to occur, it would occur on terms and conditions beneficial to the Company or its shareholders.

As of November 16, 2018 we are not party to any binding agreements which would commit Entest to any material capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Entest Group, Inc. (FKA Entest Biomedical, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Entest Group, Inc. (the “Company”) as of August 31, 2018 and August 31, 2017 and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and August 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has no revenues, has negative working capital at August 31, 2018, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing
We have served as the Company’s auditor since 2012

Las Vegas, Nevada

November 19, 2018

ENTEST GROUP,INC.
(Formerly called ENTEST BIOMEDICAL, INC.)
Consolidated Balance Sheet

	As of August 31, 2018	August 31, 2017
ASSETS
Current Assets
Cash	267	86,559
Accrued Interest Receivable	1,040	908
Current Portion of Prepaid Expenses	8,000	58,652
Accrued Rent Receivable	0	0
Total Current Assets	9,307	146,119

OTHER ASSETS
Available for Sale Securities	0	190,050
Long Term Portion Prepaid Expenses	0	0
TOTAL ASSETS	9,307	336,169

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	28,447	28,446
Notes Payable	19,601	13,501
Due to Other	8,000	8,000
Unearned Rental Income	17,000	0
Bank Overdraft	66	0
Accrued Expenses	181,904	269,398
Total Current Liabilities	255,018	319,345
TOTAL LIABILITIES	255,018	319,345

STOCKHOLDERS' EQUITY
Common Stock, authorized 500,000,000 shares as of August 31, 2017 and August 31, 2018; issued and outstanding 46,670,472(par value $0.0001) as of August 31, 2017 and 49,170,472 as of August 31, 2018	4,911	4,661
Preferred Stock ,par value $0.0001 5,000,000 shares authorized, Series AA Preferred Stock, 100,000 shares authorized, 667 shares, par value $0.0001, issued and outstanding at August 31, 2017 and as of August 31, 2018	0	0
Series B Preferred 4,400,000 shares authorized, 728,009 ( par value $0.0001) issued and outstanding as of August 31, 2018 and 728,009 issued and outstanding as of August 31, 2017	73	73
Series AAA Preferred, 300,000 shares authorized, $0.0001 par value 534 shares outstanding as of August 31, 2018 and as of August 31, 2017
NonVoting Convertible Preferred ($1 par value) 3,000,000 shares authorized as of August 31, 2018 and August 31, 2017 respectively, 1,001,533 and 1,026,533 issued and outstanding as of August 31, 2018 and August 31, 2017, respectively	1,001,533	1,026,533
Additional Paid in Capital	8,729,236	7,191,000
Contributed Capital	274,662	274,662
Accumulated Deficit	(10,256,126)	(8,721,498)
Accumulated Other Comprehensive Income	0	185,050
Total Stockholders' Equity Entest Biomedical, Inc.	(245,711)	(39,519)
Non Controlling Interest Zander Therapeutics Inc.	0	56,343
Stockholders Equity	(245,711)	16,824
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	9,307	336,169

The accompanying Notes are an integral part of these Financial Statements

ENTEST GROUP,INC.
(Formerly called ENTEST BIOMEDICAL, INC.)
Consolidated Statement of Operations

	Year Ended	Year Ended
	August 31, 2018	August 31 2017
TOTAL REVENUE	0	0
COSTS AND EXPENSES
Research and Development	949,584	124,770
Rent Costs	37,032	37,482
General and Administrative	224,263	225,804
Consultant's Expenses	310,020	263,823
Total Costs and Expenses	1,520,899	651,879

OPERATING LOSS	(1,520,899)	(651,879)

OTHER INCOME AND EXPENSE
Rental income	66,000	60,000
Interest Income	132	1,056
Gain on Write Off of Accounts Payable		76,697
Loss on Issuance of Stock Below Fair Value		(107,700)
Gain on Deconsolidation of Zander	10,034
Equity in Losses of Zander	(61,428)
Gain on Sale of Securities	30,000
Interest Expense	(1,323)	(42,966)
TOTAL OTHER INCOME AND EXPENSE	43,415	(12,913)

LOSS BEFORE INCOME TAXES	(1,477,484)	(664,792)
Income Taxes	0	0

NET LOSS
NET LOSS from continuing	(1,477,484)	(664,792)
Operations
Less: (Net Income) Loss attributable to non controlling interest in Zander Therapeutics, Inc.		105,374
NET LOSS available to common shareholders	(1,477,484)	(559,418)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	(0.030)	(0.013)
WEIGHTED AVERAGE NUMBER COMMON SHARES OUTSTANDING	48987813	42551431

The accompanying Notes are an integral part of these Financial Statements

ENTEST GROUP, INC.
(Formerly called ENTEST BIOMEDICAL, INC.)
Consolidated Statement of Comprehensive Income

	Year Ended August 31,	Year Ended August 31,
	2018	2017
Net Income (Loss)	$(1477484)	$(664,792)
Add:
Unrealized Gains on Securities	0	277,100
Less:
Unrealized Losses on Securities	0	(92,050)
Comprehensive Income attributable to Non Controlling Interest	0	0
Total Other Comprehensive Income (Loss)	0	185,050
Comprehensive Income	$(1477484)	$(479,742)

The accompanying Notes are an integral part of these Financial Statements

	Common		Series AA Preferred		Series AAA Preferred		Series B Preferred		Non Voting Convertible Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit during the Development Stage	Non Controlling interest In Subsidiary	Total
Balance August 31, 2016	40,170,472	4,011	667	0	533	0	28,009	3	0	0	6,148,054	274,162	0	(7,405,099)	0	(978,869)
Common Shares issued to Consultant January 27, 2017	100000	10									4490					4,500
Common Shares issued for debt February 7, 2017	1000000	100									9900					10,000
Common Shares issued for debt February 10, 2017	2,000,000	200									19,800					20,000
Common Shares issued to Consultant March 10, 2017	100000	10									4810					4,820
Series B Preferred shares issued to consultant March 10, 2017							500000	50								50
Series B Preferred shares issued to consultant March 10, 2017							100000	10								10
Series B Preferred shares issued to consultant March 31, 2017							100000	10								10
Common Stock Issued for Cash April 3, 2017	750000	75									14,925					15,000
Common Stock of Subsidiary sold for Cash April 10, 2017											20,000					20,000
Common Shares issued to Consultant May 30, 2017	100000	10									3,390					3,400
Shares issued for Accrued Expenses May 30, 2017									83000	83000						83,000
Shares issued for Debt May 30, 2017									840681	840681						840,681
Beneficial Conversion Features recognized May 30, 2017											576,804					576,804
Amortization of Beneficial Conversion Feature May 30, 2017														(576,804)		(576,804)
Preferred Shares of Subsidiary issued to consultants June 20, 2017											100					100
Preferred Shares of Subsidiary issued to employees June 15, 2017											150					150
Common Shares of Subsidiary issued for Cash July 10, 2017											100,000					100,000
Common Shares of Subsidiary issued to Consultant 7/10/2017											50					50
Preferred Shares of Subsidiary Issued to Consultants July 10, 2017											10					10
Common Shares issued to Consultants July 24, 2017	2450000	245									97,510					97,755
Shares issued for Accrued Expenses July 24, 2017									102852	102852						102,852
Beneficial Conversion Features recognized July 24, 2017											74,801					74,801
Amortization of Beneficial Conversion Feature July 24, 2017														(74,801)		(74,801)
Preferred Shares of Subsidiary Issued to Consultants August 21, 2017											140					140
Restricted Stock Expense Recognized During the Year Ended August 31, 2017											64,709					64,709
Accumulated Other Comprehensive Income Recognized During the Year Ended
August 31, 2017													185050			185,050
Loss on Issuance below Fair Value											107,700					107,700
Net Loss for the Year Ended August 31, 2017														(664,792)		(664,792)
Non Controlling Interest in Subsidiary											(56,343)				56343	0
Increase in Contributed Capital Year Ended 8/31/2017												500				500
Balance August 31, 2017	46,670,472	4,661	667	0	533	0	728,009	73	1,026,533	1,026,533	7,191,000	274,662	185050	(8,721,498)	56343	16,824
Common Shares issued for NonVoting Convertible Preferred Shares September 8, 2017	2,500,000	250							(25,000)	(25,000)	24,750					0
Common Shares of Subsidiary issued for Cash October 30, 2017											900,000					900,000
Common Shares of Subsidiary issued for Cash February 5, 2018											200,000					200,000
Common Shares of Subsidiary issued for Cash February 27, 2018											300,000					300,000
Declaration of property Dividend May 5, 2018														(57,143)		(57,143)
Payment of Property Dividend June 11, 2018											57,143					57,143
Elimination of Noncontrolling Interest upon deconsolidation June 11, 2018											56,343				(56,343)	0
Sale of Securities of Securities Available for Sale													(185,050)			(185,050)
Net Loss For Year Ended August 31, 2018														(1,477,484)		(1,477,484)
Balalnce August 31, 2018	49,170,472	4,911	667	0	533	0	728,009	73	1,001,533	1,001,533	8,729,236	274,662	0	(10,256,126)	0	(245,711)

The accompanying Notes are an integral part of these Financial Statements

ENTEST GROUP,INC.
(Formerly called ENTEST BIOMEDICAL, INC.)
Consolidated Statement of Cash Flow
(unaudited)

	Year Ended	Year Ended
	August 31, 2018	August 31, 2017
OPERATING ACTIVITIES
Net (loss)	(1,477,484)	(664,792)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase(Decrease) in stock of subsidiary issued to employees		150
Increase(Decrease) in stock of subsidiary issued to consultants		300
Increase (Decrease) in Additional paid in Capital	0	64,709
Increase ( Decrease) in Issuance of Stock below Faie Value	0	107,700
increase (Decrease) in Preferred Stock issued for expenses	0	185,852
Increase (Decrease) in Preferred Stock issued to Consultants		70
(Increase) Decrease in Gain attributable to Deconsolidation	(10,034)
(Increase) Decrease Cash Lost in Deconsolidation	(332,638)
Equity in Losses of Zander	61,428
Increase (Decrease) Common Stock issued to Consultants		110,475
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(117,388)	(50,652)
Increase(Decrease) in Unearned Rent	17,000
Increase (Decrease) in Accounts Payable	454,494	(83,716)
(Increase) Decrease in Accrued Rental Income Receivable	0	15,000
Increase (Decrease) in Accrued Expenses	(85,347)	(157,566)
(Increase )Decrease in Accrued Interest Receivable	(132)	(909)
(Increase) Decrease in Notes Receivable
Net Cash Provided (Used) in Operating Activities	(1,490,101)	(473,380)

Net Cash Provided ( Used) in Investing Activities:
Securities Purchased for Cash		(5,000)
Gain on Sale of Securities received prior to deconsolidation	(2,357)
Net Cash Provided ( Used) in Investing Activities:	(2,357)	(5,000)
FINANCING ACTIVITIES
Net Cash Provided (Used) in Financing Activities:
Common Stock issued for cash		15,000
Common Stock of Subsidiary issued for cash	1,400,000	120,000
Increase (Decrease) in Notes Payable	6,100	428,580
Increase(Decrease) Bank Overdraft	66
Increase (Decrease) in Contributed Capital		500
Net Cash Provided by Financing Activities	1,406,166	564,080

Net (Decrease) Increase in Cash	(86,292)	85,700

Cash at Beginning of Period	86,559	859

Cash at End of Period	267	86,559

Supplemental Disclosure of Non CashInvesting and Financing Activities:
Common Stock Issued for Debt		30,000
Preferred Stock issued for Debt		840,681

The accompanying Notes are an integral part of these Financial Statements

The Entest Group,Inc.

(formerly known as Entest Biomedical, Inc.)

Notes to Consolidated Financial Statements

As of August 31, 2018

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

On June 18, 2015 the Company formed Zander Therapeutics, Inc. (“Zander”) , a Nevada corporation. As of August 31, 2018 Entest owns Zander 34.82% of Zander.

On February 12, 2018 the Company changed its name to The Entest Group, Inc.

As of August 31, 2018 the Company is a “Shell Company” as such term is defined in Rule 12(b)(2) promulgated under the Securities and Exchange Act of 1934 . This Rule defines as Shell Company as a company that has:

(1) No or nominal operations; and

(2) Either:

(i) No or nominal assets;

(ii) Assets consisting solely of cash and cash equivalents; or

(iii) Assets consisting of any amount of cash and cash equivalents and nominal other assets.

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

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Entest CA, the Company’s wholly owned subsidiary. These financial statement also include the accounts of Zander up to June 10, 2018. Significant inter-company transactions have been eliminated.

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

E. PROPERTY AND EQUIPMENT

As of August 31, 2018 Property and Equipment consists of $0

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

The Company’s financial instruments as of August 31, 2018 consisted of $ 19,601 of Notes Payable and $8,000 due to TheraCyte, Inc.. The fair value of all of the Company’s financial instruments as of August 31, 2018 were valued according to the Level 3 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of August 31, 2018 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $10,256,126 during the period from August 22, 2008 (inception) through August 31, 2018. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management intends to seek business opportunities to review and analyze for purposes of effecting a merger, acquisition or other business combination with an operating company business.

NOTE 5.  NOTES PAYABLE

As of August 31, 2018

Notes Payable:

David Koos (See Note 6)	$2,600
Dunhill Ross Partners, Inc.	$850
Blackbriar Partners (See Note 6)	11,600
Regen Biopharma, Inc (See Note 6)	4,551
Total	$19,601

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

$600 lent to the Company by Blackbriar Partners is due and payable August 20, 2019 and bears simple interest at a rate of 10% per annum.

Blackbriar Partners is controlled by David R. Koos , the Company’s sole officer and director.

As of August 31, 2018 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $2,600 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

Amounts due to Regen Biopharma Inc. as of August 31, 2018 are due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum. David R. Koos , the Company’s sole officer, serves as Chairman and Chief Executive officer of Regen Biopharma, Inc.

NOTE 6.  RELATED PARTY TRANSACTIONS

As of August 31, 2018 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $2,600 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

As of August 31, 2018 the Company remains indebted to Blackbriar Partners in the principal amount of $11,600 of which $1,000 is  due and payable February 17, 2018 and bears simple interest at a rate of 10%per annum and of which $7,000 is due and payable February 28, 2018 and bears simple interest at a rate of 10% per annum , of which$3,000 is due and payable May 4, 2019 and bears simple interest at a rate of 10% per annum and of which $600 is due and payable August 20, 2019 and bears simple interest at a rate of 10% per annum.

Blackbriar Partners is controlled by David R. Koos , the Company’s sole officer and director.

As of August 31, 2018 the Company remains indebted to Regen Biopharma, Inc. in the principal amount of $4,551 due and payable in whole or in part at the demand of the holder and bearing simple interest at a rate of 10% per annum. David R. Koos , the Company’s sole officer, serves as Chairman and Chief Executive officer of Regen Biopharma, Inc.

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

On February 28, 2016, the Company purchased from a third party 3,500,000 shares of the Series A Preferred stock of Regen Biopharma, Inc for consideration consisting of $5,000 cash and 500,000 shares of the Company’s Series B Preferred Stock. On July 3, 2018 the Company sold the aforementioned 3,500,000 shares to Zander for consideration consisting of $35,000. David R. Koos, who serves as Chairman and Chief Executive Officer of Zander also serves as Chairman and Chief Executive Officer of Entest. Zander is under common control with Entest.

On July 3, 2018 Zander entered into a sublease agreement with Entest whereby Zander would sublet office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from Entest on a month to month basis for $6,000 per month beginning July 5, 2018.

David R. Koos, who serves as Chairman and Chief Executive Officer of Zander also serves as Chairman and Chief Executive Officer of Entest. Zander is under common control with Entest.

NOTE 7.  INCOME TAXES

As of August 31, 2018
Deferred tax assets:
Net operating tax carry forwards	$2,156,652
Other	-0-

Gross deferred tax assets	2,156,652
Valuation allowance	(2,156,652)
Net deferred tax assets	$-0-

As of  August 31, 2018  the Company has a Deferred Tax Asset of $2,156,652 completely attributable to net operating loss carry forwards of approximately $ 10,269,773(which expire 20 years from the date the loss was incurred) consisting of:

(a) $ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and

(b) $ 10,256,126 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 11. DECONSOLIDATION OF ZANDER THERAPEUTICS, INC.

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

Shareholders of the Company shall receive one (1) common share of Zander Therapeutics, Inc. for each 17 common and/or preferred shares of the Company held as of the record date. The distribution of the 3,000,000 common shares of Zander Therapeutics, Inc. to the common and preferred shareholders of the Company occurred on June 11, 2018 ("Distribution Date").

As a result of the payment of the abovementioned property dividend, the Company’s percentage of ownership of Zander fell below 50% resulting in the deconsolidation of Zander as of the Distribution Date. As of the Distribution Date all assets and liabilities attributable to Zander were derecognized by the Company. The Company recognized a $10,034gain as a result of the deconsolidation. The Property dividend may be deemed to have occurred with a related party as the recipients were shareholders of Entest, including the Chairman and Chief Executive Officer of Entest and Regen Biopharma, Inc. which is a company under common control with Entest.

The Company’s remaining share of Zander , which consists of 5,000,000 shares of Zander’s Series M Preferred Stock (“Zander M Stock”) is accounted for under the Equity Method as of the Distribution Date. The Zander M Stock is carried a Fair Value and the carrying value is increased by the Company’s proportionate share of earnings of Zander and decreased by cash dividends paid by Zander as well as the Company’s proportionate share of losses of Zander up to the carrying value . As of August 31, 2018 the carrying value of the Zander M Stock has been decreased by the Company’s proportionate share of the losses of Zander and is 0. As of August 31, 2018 Entest beneficially owns 34.82% of the share equity of Zander.

5 million shares of Zander Series M Preferred Stock received by the Company on June 15, 2017 in consideration of services rendered has been valued by the Company as of the deconsolidation date utilizing the following inputs:

Fair Value of Intellectual Property	1,030
prepaid Expenses	168,000
Accounts Payable	454,493
Due from Entest	7,357
Accrued Expenses	2,148
Enterprise Value	633,028
Less: Total Debt	(463,998)
Enterprise Value available to Shareholders	169,030
Per Share	0.012286

The Chairman and Chief Executive Officer of the Company and Zander is David R. Koos. Zander may be considered a related party of the Company.

SUMMARY INFORMATION FOR ZANDER THERAPEUTICS ,INC. FOR THE FISCAL YEAR ENDED AUGUST 31, 2018

Revenue	0
Operating Loss	(2,801,376)
Net Loss	(2,780,288)
Portion of Net Loss attributable to Entest	(968,188)

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

The Series A Preferred shares of Regen Biopharma, Inc. described above constitute the Company’s sole investment securities as of August 31, 2017. The Company had no investment securities as of August 31, 2018

As of August 31, 2017:

3,500,000	Series A Preferred shares of Regen Biopharma, Inc

Basis	Fair Value	Total Unrealized Gains in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the quarter ended August 31, 2017
$$5,000	$$190,050	$185,050	$53,550

NOTE 14. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2018:

Common Stock:

$0.0001 par value, 500,000,000 shares authorized and 49,170,472 shares issued and outstanding as of August 31, 2018.

Preferred Stock:

$0.0001 par value 5,000,000 shares authorized of which:

(a)	100,000 are authorized as Series AA Preferred Stock of which 634 shares are issued and outstanding as of August 31, 2018 and
(b)	4,400,000 are authorized as Series B Preferred Stock of which 728,073 shares are issued and outstanding as of August 31, 2018 and
(c)	300,000 are authorized as Series AAA Preferred Stock of which 534 shares are issued and outstanding as of August 31, 2018.

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

If, upon any Liquidation, the assets of the Company shall be insufficient to pay the Liquidation Amount, together with declared and unpaid dividends thereon, in full to all holders of Series B Preferred Stock, then the entire net assets of the Company shall be distributed among the holders of the Series B Preferred Stock, ratably in proportion to the full amounts to which they would otherwise be respectively entitled and such distributions August be made in cash or in property taken at its fair value (as determined in good faith by the Board), or both, at the election of the Board..

Non Voting Convertible Preferred Stock having a $1.00 par value:

3,000,000 shares authorized of which 1,001,533 shares are issued and outstanding as of August 31 2018 .

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

NOTE 15. STOCK TRANSACTIONS

On September 8, 2017 the Company issued 2,500,000 Common Shares in connection with a conversion of 25,000 Non Voting Convertible Preferred Shares.

NOTE 16. SUBSEQUENT EVENTS

On October 2, 2018 Entest Group, Inc. (the “Company”) amended Article 4 of the Company’s Articles of Incorporation to be and read as follows:

4. Authorized Shares:

The aggregate number of shares, which the corporation shall have authority to issue, shall consist of 500,000,000 shares of Common Stock having a $.0001 par value, and 5,000,000 shares of Preferred Stock having a $.0001 par value and 3,000,000 shares of Non Voting Convertible Preferred Stock having a $1.00 par value.

Non Voting Convertible Preferred Stock shall convert at the option of the holder into shares of the corporation’s common stock at a conversion price equal to the greater of (i) $0.001 per share or (ii) seventy percent (70%) of the lowest Closing Price for the five (5) trading days immediately preceding written receipt by the corporation of the holder’s intent to convert.

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

On November 16, 2018 Entest terminated its lease on office space. The property has been assumed by BST Partners which is permitting the Company to utilize the space free of charge on a week to week basis.

BST Partners is controlled by David Koos, the Company’s Chairman and Chief Executive Officer.

On November 16, 2018 Zander Therapeutics Inc. and the Company agreed to terminate Zander’s sublease with the Company ( See Note 6) effective the rental period commencing November, 2018.

On November 16, 2018 Regen Biopharma Inc. and the Company agreed to terminate Regen’s sublease with the Company ( See Note 6) effective the rental period commencing November, 2018.

David R. Koos serves as Chairman and Chief Executive Officer of the Company, Zander Therapeutics, Inc. and Regen Biopharma Inc.

On November 16, 2018:

Entest Group, Inc. and David R. Koos agreed to satisfy any and all unpaid interest resulting from accrued interest earned on Notes Payable to Koos by Entest from the beginning of time to November 30, 2018 by transferring to Koos 3,000,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. owned by the Company

Entest Group, Inc. and Blackbriar Partners (“BP) agreed to satisfy any and all unpaid interest resulting from accrued interest earned on Notes Payable to BP by Entest from the beginning of time to November 30, 2018 by transferring to BP 20,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. owned by the Company. BP is controlled by David Koos the Company’s sole officer and director.

Entest Group, Inc. and the Sherman Family Trust (“SFT”) agreed to satisfy any and all unpaid interest resulting from accrued interest earned on Notes Payable to SFT by Entest from the beginning of time to November 30, 2018 by transferring to SFT 612,500 shares of the Series M Preferred stock of Zander Therapeutics, Inc. owned by the Company.

Entest Group, Inc. and Dunhill Ross Partners (“DR”) agreed to satisfy any and all unpaid interest resulting from accrued interest earned on Notes Payable to DR by Entest from the beginning of time to November 30, 2018 by transferring to DR 12,500 shares of the Series M Preferred stock of Zander Therapeutics, Inc. owned by the Company.

Entest Group, Inc. and the Bio Technology Partners Business Trust (“BPBT”) agreed to satisfy any and all unpaid interest resulting from accrued interest earned on Notes Payable to BPBT by Entest from the beginning of time to November 30, 2018 by transferring to BPBT 412,500 shares of the Series M Preferred stock of Zander Therapeutics, Inc. owned by the Company.

Entest Group, Inc. and the Bio Matrix Scientific Group, Inc. (“BMSN”) agreed to satisfy any and all unpaid interest resulting from accrued interest earned on Notes Payable to BMSN by Entest from the beginning of time to November 30, 2018 by transferring to BMSN 5,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. owned by the Company. David R. Koos serves as Chairman and Chief Executive Officer of the Company and BMSN.

Entest Group, Inc. and Bostonia Partners (“BSP”) agreed to satisfy any and all unpaid interest resulting from accrued interest earned on Notes Payable to BSP by Entest from the beginning of time to November 30, 2018 by transferring to BSP 212,500 shares of the Series M Preferred stock of Zander Therapeutics, Inc. owned by the Company.

Entest Group, Inc. and Regen Biopharma, Inc. (“RGBP”) agreed to satisfy any and all unpaid interest resulting from accrued interest earned on Notes Payable to RGBP by Entest from the beginning of time to November 30, 2018 by transferring to RGBP 250,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. owned by the Company.

Entest Group, Inc. and Regen Biopharma, Inc. (“RGBP”) agreed to satisfy any and all rent prepaid by RGBP to Entest from the beginning of time to November 30, 2018 by transferring to RGBP 475,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. owned by the Company.

David R. Koos serves as Chairman and Chief Executive Officer of the Company and RGBP.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of August 31, 2018. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and acting CFO. He functions as the Company’s principal executive officer and principal financial officer.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of August 31, 2018 based on the framework in 2013 Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework. Based.” Based on its assessment, management believes that, as of August 31, 2018, the Company’s internal control over financial reporting is effective.

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

(c) There have been no changes during the quarter ended August 31, 2018 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Education:

DBA - Finance (December 2003)

Atlantic International University

Ph.D. - Sociology (September 2003)

Atlantic International University

MA - Sociology (June 1983)

University of California - Riverside, California

Five Year Employment History:

Position:	Company Name:	Employment Dates:
Chairman, President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Account Officer	Entest Group, Inc	June 19, 2009 to the present
Chairman Chief Executive Officer, Secretary and Treasurer	Zander Therapeutics, Inc.	June 2015 to the Present
Chairman and CEO	Regen Biopharma, Inc.	April 24, 2012 to Present
Acting CFO	Regen Biopharma, Inc.	April 24, 2012 to February 11, 2015
President	Regen Biopharma, Inc.	May 29, 2013 to October 9, 2013
Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc	June 19, 2009 to March 31, 2010
Acting Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc	August 8, 2011 to the present
Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.	June 14, 2006 (Chairman) to Present; June 19, 2006 (President, CEO and Acting CFO); June 19, 2006 (Secretary) to Present

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

Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Koos Chairman, President and CEO	From September 1, 2017 to August 31, 2018	$120,000	*	17,000	$		0	0	0	0	0	$137,000
	From September 1, 2016 to August 31, 2017	$120,000	**	0		50	0	0	0	0	0	$120,050

*Does not include $88,000 in salary accrued but unpaid during prior periods paid to David Koos during the fiscal year ended August 31, 2018.

** Does not include $102,000 in salary accrued but unpaid during prior periods paid to David Koos during the fiscal year ended August 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of November 15, 2018 for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group. As of November 15, 2018 Entest BioMedical, Inc. had 49,170,472 common shares outstanding, 728, 073 Series B Preferred shares outstanding , 667 Series AA preferred shares outstanding, 534 Series AAA preferred shares outstanding, and 1001533 shares of the Company’s Non Voting Convertible Preferred Stock outstanding.

Based on 49,170,472 shares issued and outstanding as of November 15,2018

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	David R. Koos* C/o Entest Group, Inc., Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	23,300,001	47.39%
Common	Life Sciences Journeys, Inc. 1106 2nd street Encinitas, CA ,92024	2,500,000	5.08%
Common	All Officers and Directors As a Group	23,300,001	47.39%

*Includes 66,667 common shares owned by Bio-Matrix Scientific Group, Inc. (David Koos is CEO, President and Chairman of Bio-Matrix Scientific Group, Inc.). Includes 8,000,000 common shares owned by Regen Biopharma, Inc. (David Koos is CEO and Chairman of Regen Biopharma, Inc.)

Based on 728,009 shares issued and outstanding as of  November 15, 2018.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series B Preferred	David R. Koos* C/o Entest Group, Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	15,001	2.6%
Series B Preferred	Thomas Ichim 9255 Town Center Dr San Diego, CA,92121	500,000	68.6%
Series B Preferred	Thomas Donnelly 38 Miriam Road Denistone, NSW Australia	100,000	13.761%
Series B Preferred	Linda Black 521 Garfield Ave Winter Park, FL 32789	100,000	13.761%
Series B Preferred	All Officers and Directors as a Group*	15,001	2.6%

*Includes 8,334 Series B Preferred  shares owned by Bio-Matrix Scientific Group, Inc. (David Koos is CEO, President and Chairman of Bio-Matrix Scientific Group, Inc.).

Based on 667 shares issued and outstanding as of  November 15, 2018

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AA Preferred Shares	David R. Koos C/o Entest Group, Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	667	100%
Series AA Preferred Shares	All Officers and Directors As a Group	667	100%

Based on 534 shares issued and outstanding as of  November 15, 2018

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AAA Preferred Shares	David R. Koos C/o Entest Bio Medical Inc., Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	534	100%
Series AAA Preferred Shares	All Officers and Directors As a Group	534	100%

Based on 1,001,533 shares issued and outstanding as of  November 15, 2018

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Non Voting Convertible Preferred	Bio Technology Partners Business Trust 8130 Las Mesa Blvd Las Mesa CA 91941	124,000	12.38%
Non Voting Convertible Preferred	David R. Koos C/o Entest Bio Medical Inc., Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942*	185,852	18.55%
Non Voting Convertible Preferred	Bostonia Partners 1204 Tangerine El Cajon, CA,92021	327681	32.7%
Non Voting Convertible Preferred	Dunhill Ross Partners La Mesa CA	165,000	16.4%
Non Voting Convertible Preferred	Sherman Family Trust La Mesa, CA	199,000	19.8%
Non Voting Convertible Preferred	All Officers and Directors as a Group*	185,852	18.55%

* Includes 185,852 shares owned by Regen Biopharma, Inc. David R. Koos is Chairman and Chief Executive Officer of both Entest Biomedical, Inc. and Regen Biopharma, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of August 31, 2018 the Company remains indebted to David R. Koos , the Company’s sole officer and director, in the principal amount of $2,600 due and payable in whole or in part at the demand of David Koos and bearing simple interest at a rate of 15% per annum.

As of August 31, 2018 the Company remains indebted to Blackbriar Partners in the principal amount of $11,600 of which $1,000 is  due and payable February 17, 2018 and bears simple interest at a rate of 10%per annum and of which $7,000 is due and payable February 28, 2018 and bears simple interest at a rate of 10% per annum , of which$3,000 is due and payable May 4, 2019 and bears simple interest at a rate of 10% per annum and of which $600 is due and payable August 20, 2019 and bears simple interest at a rate of 10% per annum.

Blackbriar Partners is controlled by David R. Koos , the Company’s sole officer and director.

As of August 31, 2018 the Company remains indebted to Regen Biopharma, Inc. in the principal amount of $4,551 due and payable in whole or in part at the demand of the holder and bearing simple interest at a rate of 10% per annum. David R. Koos , the Company’s sole officer, serves as Chairman and Chief Executive officer of Regen Biopharma, Inc.

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

On February 28, 2016, the Company purchased from a third party 3,500,000 shares of the Series A Preferred stock of Regen Biopharma, Inc for consideration consisting of $5,000 cash and 500,000 shares of the Company’s Series B Preferred Stock. On July 3, 2018 the Company sold the aforementioned 3,500,000 shares to Zander for consideration consisting of $35,000. David R. Koos, who serves as Chairman and Chief Executive Officer of Zander also serves as Chairman and Chief Executive Officer of Entest. Zander is under common control with Entest.

On July 3, 2018 Zander entered into a sublease agreement with Entest whereby Zander would sublet office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from Entest on a month to month basis for $6,000 per month beginning July 5, 2018.

David R. Koos, who serves as Chairman and Chief Executive Officer of Zander also serves as Chairman and Chief Executive Officer of Entest. Zander is under common control with Entest.

On November 16, 2018 Entest terminated its lease on office space. The property has been assumed by BST Partners which is permitting the Company to utilize the space free of charge on a week to week basis.

BST Partners is controlled by David Koos, the Company’s Chairman and Chief Executive Officer.

On November 16, 2018 Zander Therapeutics Inc. and the Company agreed to terminate Zander’s sublease with the Company effective the rental period commencing November, 2018.

On November 16, 2018 Regen Biopharma Inc. and the Company agreed to terminate Regen’s sublease with the Company effective the rental period commencing November, 2018.

David R. Koos serves as Chairman and Chief Executive Officer of the Company, Zander Therapeutics, Inc. and Regen Biopharma Inc.

On November 16, 2018:

Entest Group, Inc. and David R. Koos agreed to satisfy any and all unpaid interest resulting from accrued interest earned on Notes Payable to Koos by Entest from the beginning of time to November 30, 2018 by transferring to Koos 3,000,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. owned by the Company.

Entest Group, Inc. and Blackbriar Partners (“BP) agreed to satisfy any and all unpaid interest resulting from accrued interest earned on Notes Payable to BP by Entest from the beginning of time to November 30, 2018 by transferring to BP 20,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. owned by the Company. BP is controlled by David Koos the Company’s sole officer and director.

Entest Group, Inc. and the Bio Matrix Scientific Group, Inc. (“BMSN”) agreed to satisfy any and all unpaid interest resulting from accrued interest earned on Notes Payable to BMSN by Entest from the beginning of time to November 30, 2018 by transferring to BMSN 5,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. owned by the Company. David R. Koos serves as Chairman and Chief Executive Officer of the Company and BMSN.

Entest Group, Inc. and Regen Biopharma, Inc. (“RGBP”) agreed to satisfy any and all unpaid interest resulting from accrued interest earned on Notes Payable to RGBP by Entest from the beginning of time to November 30, 2018 by transferring to RGBP 250,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. owned by the Company.

Entest Group, Inc. and Regen Biopharma, Inc. (“RGBP”) agreed to satisfy any and all rent prepaid by RGBP to Entest from the beginning of time to November 30, 2018 by transferring to RGBP 475,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. owned by the Company.

David R. Koos serves as Chairman and Chief Executive Officer of the Company and RGBP.

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

The Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors’ attention by virtue of communication with management.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us by AMC Auditing during the period beginning September 1, 2017 and ending August 31, 2018:

Audit Fees	$15,000
Audit Related Fees	13,546
Tax Fees	0
All Other Fees	0
$28,546

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

Item 15. Exhibit Index

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
3(i)	TEXT OF CERTIFICATE OF AMENDMENT Name Change( (a) )
10.1	Stock Purchase Agreement (b)
3(ii)	TEXT OF CERTIFICATE OF AMENDMENT ART. 4(c)
99.1	Stock purchase Agreement sale of control shares (d)

(a)	Incorporated by reference to Exhibit 3(i) of the Company’s Form 8-K dated 1/10/2018
(b)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated 7/5/2018
(c)	Incorporated by reference to Exhibit 3(i) of the Company’s Form 8-K dated 10/3/2018
(d)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed 11/20/2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.

By:	/s/David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer
Date: November 21, 2018.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 25, 2014.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman of the Board of Directors, Chief Executive Officer, Acting Chief Financial Officer
Date: November 21, 2018.

