Form 10-Q
period 2018-11-30
ENTEST GROUP, INC.
filed 2019-01-22
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-154989

ENTEST GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-3431263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 911 Bao’an Book City

XInqiao Street Central Road, Bao’an District, Shenzhen, China

(Address of Principal Executive Offices)

86 -13709631109
(Issuer’s telephone number)

ENTEST BIOMEDICAL, INC.
(Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of January 18, 2018, there were 49,170,472 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ENTEST GROUP,INC.

(Formerly called ENTEST BIOMEDICAL, INC.)

Consolidated Balance Sheet

	As of November 30, 2018 (unaudited)	As of August 31, 2018

ASSETS
Current Assets
Cash	149	267
Accrued Interest Receivable	1,040	1,040
Current Portion of Prepaid Expenses		8,000
Accrued Rent Receivable		0

Total Current Assets	1,189	9,307

OTHER ASSETS
Available for Sale Securities	0	0
Long Term Portion Prepaid Expenses	0	0

TOTAL ASSETS	1,189	9,307

LIABILITES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	2,387	28,447
Notes Payable	0	19,601
Due to Other		8,000
Unearned Rental Income	0	17,000
Bank Overdraft	0	66
Property Dividend Payable
Accrued Expenses	3,080	181,904
Total Current Liabilities	5,467	255,018

TOTAL LIABILITIES	5,467	255,018

STOCKHOLDERS’ EQUITY
Common Stock, authorized 500,000,000 shares as of November 30, 2018 and August 31, 2018; issued and outstanding 49,170,472(par value $0.0001) as of November 30, 2018 and 49,170,472 as of August 31, 2018	4,911	4,911
Preferred Stock, par value $0.0001 5,000,000 shares authorized,

Series AA Preferred Stock, 100,000 shares authorized, 667 shares, par value $0.0001, issued and outstanding at November 30, 2018 and as of August 31, 2018	0	0
Series B Preferred 4,400,000 shares authorized, 728,009 ( par value $0.0001) issued and outstanding as of August 31, 2018 and 728,009 issued and outstanding as of November 30, 2018	73	73

Series AAA Preferred, 300,000 shares authorized, $0.0001 par value 534 shares outstanding as of August 31, 2018 and as of November 30, 2018	0	0
NonVoting Convertible Preferred ($1 par value) 3,000,000 shares authorized as of August 31, 2018 and November 30, 2018, respectively, 1,001,533 issued and outstanding as of August 31, 2018 and November 30,2018	1,001,533	1,001,533
Additional Paid in Capital	8,729,236	8,729,236
Contributed Capital	296,084	274,662
Accumulated Deficit	(10,036,115)	(10,256,126)
Accumulated Other Comprehensive Income		0
Total Stockholders’ Equity Entest Biomedical, Inc.	(4,278)	(245,711)
Non Controlling Interest Zander Therapeutics Inc.		0
Stockholders’ Equity	(4,278)	(245,711)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	1,189	9,307

The accompanying Notes are an integral part of these Financial Statements

ENTEST GROUP, INC.

(Formerly called ENTEST BIOMEDICAL, INC.)

Consolidated Statement of Operations

(unaudited)

	Quarter Ended November 30, 2018	Quarter Ended November 30, 2017
TOTAL REVENUE	0	0

COSTS AND EXPENSES
Research and Development	0	0
Rent Costs	4,912	8,988
General and Administrative	6,703	39,685
Consultant’s Expenses	2,439	124,099
Total Costs and Expenses	14,054	172,772

OPERATING LOSS	(14,054)	(172,772)

OTHER INCOME AND EXPENSE
Rental income	28,000	15,000
Interest Income
Gain on Write Off of Accounts Payable	23,629
Loss on Issuance of Stock Below Fair Value
Gain on Disposition of Zander	188,589
Equity in Losses of Zander
Gain on Sale of Securities
Refund on Amount Previously Paid	1,289
Loss on Disposition of Entest Biomedical	(6,947)
Interest Expense	(495)	(334)

TOTAL OTHER INCOME AND EXPENSE	234,065	14,666

INCOME (LOSS )BEFORE INCOME TAXES	220,011	(158,106)
Income Taxes	0	0

NET INCOME ( LOSS)	220,011	(158,106)

NET INCOME ( LOSS) from continuing Operations	220,011
Less: (Net Income) Loss attributable to non controlling interest in Zander Therapeutics, Inc.	0	48,128

NET INCOME ( LOSS) available to common shareholders	212,311	(109,978)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	0.004	(0.002)

WEIGHTED AVERAGE NUMBER COMMON SHARES OUTSTANDING	49,170,472	48,976,028

The accompanying Notes are an integral part of these Financial Statements

ENTEST GROUP, INC.

(Formerly called ENTEST BIOMEDICAL, INC.)

Consolidated Statement of Comprehensive Income

(Unaudited)

Quarter Ended November 30
2018
Net Income (Loss)	$220,011
Add:
Unrealized Gains on Securities	—
Less:
Unrealized Losses on Securities	—
Comprehensive Income attributable to Non Controlling Interest	—
Total Other Comprehensive Income (Loss)	—
Comprehensive Income	$220,011

Quarter Ended November 30,
2017
Net Income (Loss)	$(158,106)
Add:
Unrealized Gains on Securities	43,750
Less:
Unrealized Losses on Securities	—
Comprehensive Income attributable to Non Controlling Interest	—
Total Other Comprehensive Income (Loss)	43,750
Comprehensive Income	$(114356)

The accompanying Notes are an integral part of these Financial Statements

ENTEST GROUP,INC.

(Formerly called ENTEST BIOMEDICAL, INC.)

Consolidated Statement of Cash Flow

(unaudited)

	Quarter Ended November 30, 2018	Quarter Ended 30-Nov-17

OPERATING ACTIVITIES	220,011	(158,106)
Net Income (loss)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase(Decrease) in stock of subsidiary issued to employees
Increase (Decrease) in stock of subsidiary issued to consultants
Increase (Decrease) in Additional paid in Capital
increase ( Decrease) in Issuance of Stock below Fair Value
increase (Decrease) in Preferred Stock issued for expenses
Increase (Decrease) in Preferred Stock issued to Consultants
(Increase)Decrease in Gain attributable to Deconsolidation
(Increase) Decrease in Gain attributable to disposition of Zander	(188,589)
Increase (Decrease) Loss attributable to disposition of Entest Biomedical	6,947
(Increase)Decrease Cash Lost in Deconsolidation
Increase (Decrease) in Contributed Capital
(Increase) Decrease in Other Income	(23,629)
Equity in Losses of Zander
Net Cash Received for divestiture of Entest Biomedical	1,937
Increase (Decrease) Common Stock issued to Consultants
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses
Increase (Decrease) in Unearned Rent	(7,730)
(Increase) Decrease in Prepaid Expenses		50,608
Increase (Decrease) in Accounts Payable	685	115
(Increase)Decrease in Accrued Rental Income Receivable	(12,000)	(5,000)
Increase (Decrease) in Accrued Expenses	495	(39,665)
(Increase)Decrease in Accrued Interest Receivable
(Increase) Decrease in Notes Receivable

Net Cash Provided (Used) in Operating Activities	(1,873)	(152,048)

Net Cash Provided ( Used) in Investing Activities:
Securities Purchased for Cash
Gain on Sale of Securities received prior to deconsolidation

Net Cash Provided ( Used) in Investing Activities:
FINANCING ACTIVITIES
Net Cash Provided (Used) in Financing Activities:
Common Stock issued for cash
Common Stock of Subsidiary issued for cash		900,000
Increase (Decrease) in Notes Payable
Increase (Decrease) Bank Overdraft	(66)
Increase (Decrease) in Contributed Capital	1,821
Net Cash Provided by Financing Activities	1,755	900,000

Net ( Decrease)Increase in Cash	(118)	747,952

Cash at Beginning of Period	267	86,559

Cash at End of Period	149	834,510

Supplemental Disclosure of Non CashInvesting and Financing Activities:
Debt Satisfied Through Capital Contribution	19,601

The accompanying Notes are an integral part of these Financial Statements

Entest Group, Inc.

(formerly known as Entest Biomedical, Inc.)

Notes to Consolidated Financial Statements

As of November 30, 2018

(unaudited)

The accompanying unaudited interim condensed consolidated financial statements of Entest Group, Inc. (“Entest” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended August 31, 2018. In general, interim disclosures do not repeat those contained in the annual statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Entest Group, Inc (the “Company”) was incorporated in the State of Nevada on September 24, 2008 as JB Clothing Corporation.  On July 12, 2009, the Company changed its name to Entest BioMedical, Inc. On February 12, 2018 the Company changed its name from Entest BioMedical, Inc. to Entest Group, Inc.

Until July 10, 2009, the Company’s principal business objective was the offering of active/leisure fashion design clothing. On July 10, 2009 we abandoned our efforts in the field of active/leisure fashion design clothing and acquired 100% of the share capital of Entest BioMedical, Inc., a California corporation (“Entest CA”) from Bio-Matrix Scientific Group, Inc. (“BMSN”) for consideration consisting of 10,000,000 shares of the common stock of the Company and the cancellation of 10,000,000 shares of the Company owned and held by Mr. Rick Plote.

As a result of this transaction, the former stockholder of Entest CA held approximately 70% of the voting capital stock of the Company immediately after the transaction. For financial accounting purposes, this acquisition was a reverse acquisition of the Company by Entest CA under the purchase method of accounting, and was treated as a recapitalization with Entest CA as the acquirer.

On June 18, 2015, the Company formed Zander Therapeutics, Inc. (“Zander”), a Nevada corporation. Zander was established as a subsidiary of the Company to engage primarily in the development and commercialization of veterinary medical therapies which we intended to license from other entities as well as develop internally.

On May 5, 2018, The Company declared the distribution on a pro rata basis as a dividend in kind of 3,000,000 of the common shares of Zander Therapeutics, Inc., par value $0.0001, representing all of the shares of common stock owned by the Company to:

(a) Holders of record of the outstanding common shares of the Company as of the record date, which was May 30, 2018.

(b) Holders of record of the shares of any outstanding series of the preferred shares of the Company as of the record date, which is May 30, 2018.

Shareholders of the Company received one (1) common share of Zander Therapeutics, Inc. for each 17 common and/or preferred shares of the Company held as of the record date. The distribution of the 3,000,000 common shares of Zander Therapeutics, Inc. to the common and preferred shareholders of the Company occurred on June 11, 2018 (“Distribution Date”).

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

The Company’s remaining shares of Zander, which consisted of 5,000,000 shares of Zander’s Series M Preferred Stock (“Zander M Stock”) was accounted for under the Equity Method as of the Distribution Date. The Zander M Stock was carried a Fair Value and the carrying value is increased by the Company’s proportionate share of earnings of Zander and decreased by cash dividends paid by Zander as well as the Company’s proportionate share of losses of Zander up to the carrying value. As of August 31, 2018, the carrying value of the Zander M Stock has been decreased by the Company’s proportionate share of the losses of Zander and is 0. On November 16, 2018, the Company and its then Chairman and Chief Executive Officer, David R. Koos, satisfied certain outstanding debt of the Company by transferring all shares of Zander. As of November 30, 2018, the Company no longer owns any equity interest of Zander or Entest CA.

As of January 9, 2019, the Company is a “shell company” as such term is defined in Rule 12(b)(2) promulgated under the Securities and Exchange Act of 1934. This Rule defines as Shell Company as a company that has:

(1) No or nominal operations; and

(2) (i) No or nominal assets;

     (ii) Assets consisting solely of cash and cash equivalents; or

     (iii) Assets consisting of any amount of cash and cash equivalents and nominal other assets.

The Company’s current business strategy is to acquire an operating company seeking the perceived advantages of being a publicly held corporation. No assurance can be given that such an acquisition shall occur or, if such an acquisition were to occur, it would occur on terms and conditions beneficial to the Company or its shareholders.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted an August 31 fiscal year-end. The Company will recognize revenue from services and product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Entest CA, a California corporation and wholly owned subsidiary of the Company. Entest CA was disposed of during the quarter ended November 30, 2018. These financial statement also include the accounts of Zander up to June 10, 2018. Significant inter-company transactions have been eliminated.

C. USE OF ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material.

D. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

E. PROPERTY AND EQUIPMENT

As of November 30, 2018, the Company’s property and equipment consists of $0.

F. INCOME TAXES

The Company accounts for income taxes using the liability method prescribed under FASB ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of November 30, 2018 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company generated a deferred tax credit through net operating loss carry forward.  However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

G.  BASIC EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 260, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective from inception. Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. All convertible debt has an anti-dilutive effect on the EPS, therefore Diluted earnings per share are the same as basic earnings per share.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

The following accounting standards updates were recently issued and have not yet been adopted by the Company. These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. For the Company, this ASU is effective January 1, 2018 on a prospective basis with early adoption permitted. The Company would apply this guidance to applicable transactions after the adoption date.

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated net losses of $10,036,115 during the period from August 22, 2008 (inception) through November 30, 2018. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management intends to seek business opportunities to review and analyze for purposes of effecting a merger, acquisition or other business combination with an operating company business.

NOTE 5.  RELATED PARTY TRANSACTIONS

On July 3, 2018, Zander entered into a sublease agreement with Entest whereby Zander would sublet office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from Entest on a month to month basis for $6,000 per month beginning July 5, 2018. On November 16, 2018 Zander Therapeutics Inc. and the Company agreed to terminate Zander’s sublease with the Company effective the rental period commencing November, 2018. David R. Koos, who served as Chairman and Chief Executive Officer of Zander as of that date also served as Chairman and Chief Executive Officer of Entest as of that date. Zander was under common control with Entest as of that date.

On November 16, 2018, Entest Group, Inc. and their Chairman and Chief Executive Officer, David R. Koos, agreed to satisfy any and all unpaid interest resulting from accrued interest earned on Notes Payable to Koos by Entest from the beginning of time to November 30, 2018 by transferring to David R. Koos 3,000,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. owned by the Company.

Entest Group, Inc. and Blackbriar Partners (“BP”) agreed to satisfy any and all unpaid interest resulting from accrued interest earned on Notes Payable to BP by Entest from the Company’s inception to November 30, 2018 by transferring to BP 20,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. owned by the Company. BP is controlled by David Koos, as of that date, the Company’s then Chairman and Chief Executive Officer.

Entest Group, Inc. and the Bio Matrix Scientific Group, Inc. (“BMSN”) agreed to satisfy any and all unpaid interest resulting from accrued interest earned on Notes Payable to BMSN by Entest from the Company’s inception to November 30, 2018 by transferring to BMSN 5,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. owned by the Company. As of November 16, 2018, David R. Koos was the Chairman and Chief Executive Officer of the Company and BMSN.

Entest Group, Inc. and Regen Biopharma, Inc. (“RGBP”) agreed to satisfy any and all unpaid interest resulting from accrued interest earned on Notes Payable to RGBP by Entest from the beginning of time to November 30, 2018 by transferring to RGBP 250,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. owned by the Company.

Entest Group, Inc. and Regen Biopharma, Inc. (“RGBP”) agreed to satisfy any and all rent prepaid by RGBP to Entest from the beginning of time to November 30, 2018 by transferring to RGBP 475,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. owned by the Company. As of November 16, 2018, David R. Koos was the Chairman and Chief Executive Officer of the Company and RGBP.

During the quarter ended November 30, 2018, the Company divested itself of Entest CA for consideration consisting of $2,000 paid by an entity controlled by the Company’s then Chairman and Chief Executive Officer David R. Koos.

The Company recognized a loss of $6,947 on the disposition based on the difference between the Net Assets of the subsidiary and the consideration paid.

NOTE 6.  INCOME TAXES

As of November 30, 2018
Deferred tax assets:
Net operating tax carry forwards	$2,110,450
Other	-0-

Gross deferred tax assets	2,110,450
Valuation allowance	(2,110,450)
Net deferred tax assets	$-0-

As of  November 30, 2018  the Company has a Deferred Tax Asset of $2,110,450 completely attributable to net operating loss carry forwards of approximately $10,049,762 (which expire 20 years from the date the loss was incurred) consisting of:

(a) $ 13,647 of Net Operating Loss carry forwards acquired in the reverse acquisition of Entest BioMedical, Inc., a California corporation, and

(b) $ 10,036,115 of Net Operating Loss carry forwards attributable to Entest BioMedical, Inc.

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

NOTE 7.  ACQUISITION OF ENTEST CA

On July 10, 2009, the Company acquired 100% of Entest Biomedical, Inc., a California corporation and wholly owned subsidiary of the Company, from BMSN for consideration consisting of (a) the issuance to BMSN of 10,000,000 newly issued common shares of Entest and (b) the return by Mr. Rick Plote of 10,000,000 shares of Entest’s common stock previously issued to him by Entest for cancellation. During the quarter ended November 30, 2018, the Company divested itself of Entest Biomedical, Inc.

NOTE 8.  ACQUISITION OF THE ASSETS OF PET POINTERS, INC.

On January 4, 2011 Entest CA acquired from Pet Pointers, Inc., a California corporation doing business as McDonald Animal Hospital (“Seller”), and Dr. Gregory McDonald DVM (“McDonald”) all the goodwill from McDonald and assets of Seller except cash and accounts receivables used in connection with the operation of a veterinary medical clinic located at 225 S. Milpas Street, Santa Barbara, CA 93103 (the “Business”).

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

NOTE 9. DISPOSITION OF THE ASSETS OF PET POINTERS, INC.

On November 28, 2012 the “Company executed an agreement (“Agreement”) with Gregory McDonald (“McDonald”), Pet Pointers, Inc. (“Pet Pointer”) whereby Mc Donald and Pet Pointer would acquire from the Company all assets (with the exception of cash and accounts receivable) utilized by the Company in the operation of the McDonald Animal Hospital, a full service veterinary clinic owned and operated by the Company and located in Santa Barbara, California (“McDonald Asset Sale”).

On October 10, 2012 a Complaint (“Complaint”) was filed in the Superior Court of the State of California against the Company and David Koos by McDonald, a former employee of the Company, alleging breach of contract and breach of the covenant of good faith and dealing in connection with the assumption of lease obligations by the Company in connection with the acquisition of the assets of Pet Pointers, Inc breach of contract and breach of the covenant of good faith and dealing in connection with an employment agreement enters into with McDonald inc connection with the Acquisition, breach of contract in connection with the Acquisition purchase agreement, breach of the covenant of good faith and dealing in connection with the Acquisition purchase agreement, implied indemnity in connection to amounts owed by McDonald to Anthony and Judi Marinelli, the Internal Revenue Service, and the California Franchise Tax Board, intentional misrepresentation, negligent misrepresentation, failure to pay wages and violations of Sections 2802, 203, and 2806 of the California Labor Code. The Complaint sought judgment for nominal damages, actual damages, compensatory damages, lost wages, compensation, expenses wage benefits and penalties pursuant to California Labor Code Sections 203 et al, 2802 and 2806, indemnification, accrued interest, punitive damages, costs of suit and attorney’s fees.

As consideration to the Company for the assets acquired, McDonald and Pet Pointers provided to the Company a General release whereby McDonald and Pet Pointer waive, release and discharge the Company and their respective assignees, officers, directors, shareholders, boards, owners, employees, attorneys, agents, trustors, trustees, beneficiaries, heirs, successors, and representatives from all known and unknown claims, demands, causes of action, attorney’s fees, costs, or expenses including:

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

Pursuant to the Agreement, the Company agrees to waive, release and discharge McDonald and Pet Pointer from all known and unknown claims, demands, causes of action, attorney’s fees, costs, or expenses.

NOTE 10. DECONSOLIDATION OF ZANDER THERAPEUTICS, INC.

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

Shareholders of the Company shall receive one (1) common share of Zander Therapeutics, Inc. for each 17 common and/or preferred shares of the Company held as of the record date. The distribution of the 3,000,000 common shares of Zander Therapeutics, Inc. to the common and preferred shareholders of the Company occurred on June 11, 2018 (“Distribution Date”).

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

The Company’s remaining shares of Zander, which consists of 5,000,000 shares of Zander’s Series M Preferred Stock (“Zander M Stock”) was accounted for under the Equity Method as of the Distribution Date until November 29, 2018. The Zander M Stock is carried a Fair Value and the carrying value is increased by the Company’s proportionate share of earnings of Zander and decreased by cash dividends paid by Zander as well as the Company’s proportionate share of losses of Zander up to the carrying value. As of August 31, 2018, the carrying value of the Zander M Stock has been decreased by the Company’s proportionate share of the losses of Zander and is 0. As of August 31, 2018 Entest beneficially owns 34.82% of the share equity of Zander.

During the quarter ended November 30, 2018, the Company divested itself of the Zander M Stock as satisfaction of $179,318 of interest accrued but unpaid owed by the Company and $9,270 of unearned rental payments made to the Company. As the Zander M Stock had a carrying value of $0, the Company recognized a gain of $188,589 on the disposition.

NOTE 11. DISPOSITION OF ENTEST BIOMEDICAL, INC., A CALIFORNIA CORPORATION

During the quarter ended November 30, 2018 the Company divested itself of Entest Biomedical, Inc., a California corporation and wholly owned subsidiary, for consideration consisting of $2,000 paid by an entity controlled by the Company’s then Chairman and Chief Executive Officer, David R. Koos, as full consideration for Entest Biomedical Inc. as well as any and all furniture, fixtures and equipment owned by the Company which has a carrying amount of $0.

The Company recognized a loss of $6,947 on the disposition based on the difference between the Net Assets of the subsidiary and the Consideration paid.

Cash derecognized in Divestiture	(63)
Accrued Rent Receivable Derecognized in Divestiture	(12000)
Liabilities Derecognized in Divestiture	3116

Consideration Received in Divestiture	2000
Loss Recognized in Divestiture	(6947)

 NOTE 12. INVESTMENT SECURITIES

On February 28, 2017 the Company purchased 3,500,000 of the Series A Preferred shares of Regen Biopharma, Inc. for consideration consisting of $5,000 and 500,000 shares of the Company’s Series B Preferred stock.

The Series A Preferred shares of Regen Biopharma, Inc. described above constitute the Company’s sole investment securities as of November 30, 2017. In July 2018, the Series A preferred shares of Regan Biopharma, Inc. was sold by the Company for a total consideration of $35,000. The Company had no investment securities as of the same quarter in 2018.

As of November 30, 2017:

3,500,000	Series A Preferred shares of Regen Biopharma, Inc

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the quarter ended November 30, 2017
$5,000	$233,800	$228,800	$43,750

NOTE 13. STOCKHOLDERS EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of November 30, 2018:

Common Stock:

$0.0001 par value, 500,000,000 shares authorized and 49,170,472 shares issued and outstanding as of November 30, 2018.

Preferred Stock:

$0.0001 par value 5,000,000 shares authorized of which:

(a)	100,000 are authorized as Series AA Preferred Stock of which 667 shares are issued and outstanding as of November 30, 2018 and
(b)	4,400,000 are authorized as Series B Preferred Stock of which 728,073 shares are issued and outstanding as of November 30, 2018 and
(c)	300,000 are authorized as Series AAA Preferred Stock of which 534 shares are issued and outstanding as of November 30, 2018.

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

If, upon any Liquidation, the assets of the Company shall be insufficient to pay the Liquidation Amount, together with declared and unpaid dividends thereon, in full to all holders of Series B Preferred Stock, then the entire net assets of the Company shall be distributed among the holders of the Series B Preferred Stock, ratably in proportion to the full amounts to which they would otherwise be respectively entitled and such distributions be made in cash or in property taken at its fair value (as determined in good faith by the Board), or both, at the election of the Board.

Non Voting Convertible Preferred Stock having a $1.00 par value:

3,000,000 shares authorized of which 1,001,533 shares are issued and outstanding as of November 30 2018.

Non Voting Convertible Preferred Stock shall convert at the option of the holder into shares of the corporation’s common stock at a conversion price equal to the greater of $0.001 per share or seventy percent (70%) of the lowest Closing Price for the five (5) trading days immediately preceding written receipt by the corporation of the holder’s intent to convert.

“CLOSING PRICE” shall mean the closing bid price for the corporation’s common stock on the Principal Market on a Trading Day as reported by Bloomberg Finance L.P.

“PRINCIPAL MARKET” shall mean the principal trading exchange or market for the corporation’s common stock.

“TRADING DAY” shall mean a day on which the Principal Market shall be open for business.

On October 2, 2018 Entest Group, Inc. (the “Company”) amended Article 4 of the Company’s Articles of Incorporation to change the conversion features of the Company’s Non -Voting Convertible Preferred Stock. The Conversion Price changed from being equal to the greater of $0.01 per share or seventy percent (70%) of the lowest Closing Price for the five (5) trading days immediately preceding written receipt by the corporation of the holder’s intent to convert to being equal to the greater of $0.001 per share or seventy percent (70%) of the lowest Closing Price for the five (5) trading days immediately preceding written receipt by the corporation of the holder’s intent to convert.

NOTE 14. CHANGE OF CONTROL

On November 15, 2018, David Koos, Regen BioPharma Inc., Bostonia Partners Inc., Sherman Family Trust, Dunhill Ross Partners Inc., Bio-Technology Partners Business Trust (collectively, the “Sellers”) and Peiwen Yu (the “Buyer”) entered into a stock purchase agreement (the “SPA”), pursuant to which the Sellers agreed to sell and the Buyer agreed to purchase an aggregate of 23,733,334 shares of common stock, 667 shares of Series AA preferred stock, 534 shares of Series AAA preferred stock and 1,001,533 shares of Non-Voting Preferred Stock of Entest from the Seller for an aggregate purchase price of $325,000. The closing of the transactions contemplated by the SPA occurred on November 27, 2018. The purchase price was paid out of the Buyer’s personal funds.

As of the date of the transaction, Entest had 49,170,472 shares of common stock, 728,009 shares of Series B Preferred Stock, 667 shares of Series AA Preferred Stock, 534 shares of Series AAA Preferred Stock and 1,001,533 shares of Non-Voting Convertible Preferred Stock outstanding. The securities purchased pursuant to the SPA represent 48.3% of the outstanding shares of common stock, 90% of the outstanding shares of common stock assuming the conversion of the Non-Voting Convertible Preferred Stock on the execution date of the SPA and 94% of the voting power of Entest.

As contemplated by the SPA, David Koos resigned as Chairman, Chief Executive Officer, President, Acting Chief Financial Officer and Secretary of Entest and Peiwen Yu became as a director, Chief Executive Officer and President of Entest, effective November 28, 2018. Pursuant to the SPA, Mr. Koos will resign as a director of the Company upon compliance by Entest with information statement delivery requirements pursuant to Rule 14f-1 under the Securities Exchange Act of 1934, as amended. Such resignation became effective in November 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company,” “us,” “our” or “we” refer to Entest Group, Inc. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included herein.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company’s operations, economic performance, financial conditions, margins and growth in sales of the Company’s products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company’s financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company’s most recent Form 10K for the year ended August 31, 2018.

Overview

The Company currently does not have any operations and has not actively conducted any operations for the quarter ended November 30, 2018. The Company’s business plan for the next 12 months and beyond such time is to seek new business opportunities or to engage in a business combination with an unidentified company. The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s management. As of the date of this filing, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. There can be no assurance that the Company will be able to identify and acquire any business entity. Even if we successfully acquire a business entity, there is no assurance that we can generate revenue and become profitable.

Results of Operations

For the three months ended November 30, 2018 compared with the three months ended November 30, 2017

The Company has not conducted any active operations during the quarter ended November 30, 2018. No revenue has been generated by the Company within such period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to locate suitable acquisition candidates.

Revenues from continuing operations were $0 for the quarter ended November 30, 2018 and 2017. Net Income from continuing operations was $220,011 for the quarter ended November 30, 2018 while a Net Loss from continuing operations of $158,106 was recognized during the same quarter ended November 30, 2017. Net Income of $220,011 recognized during the quarter ended November 30, 2018 was primarily attributable to gains recognized on the derecognition of $23,629 of Aged Payables as well as recognition of $188,589 of gain related to settlement of liabilities with the Company’s owned shares of Series M Preferred Stock of Zander Therapeutics, Inc.

For the three months ended November 30, 2018 and 2017, the Company had operating expenses $14,054 and $172,772 comprised of legal, filing, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual and quarterly reports in connection with its reporting obligations as well as rental costs. The Company incurred significantly lowered expenses during the quarter ended November 30, 2018 as compared to the same quarter ended 2017 due to:

(a)        the deconsolidation of Zander Therapeutics, Inc during the quarter ended August 31, 2018

(b)       the elimination of salary for the Company’s sole officer commencing September 1, 2018.

Liquidity and Capital Resources

As of November 30, 2018, we had cash in the amount of $149 and as of August 31, 2018 we had cash in the amount of $267.

The decrease in cash of approximately 44.1% is primarily attributable to cash expended in the operational activities of the Company.

As of November 30, 2018, we had Current Portion of Prepaid Expenses of $0 and as of August 31, 2018 we had Current Portion of Prepaid Expenses of $8,000. The decrease in Current Portion of Prepaid Expenses is attributable to the derecognition by the Company of expenses prepaid in connection to an agreement between the Company and Theracyte, Inc. entered into on August 18, 2010 whereby Theracyte would provide up to 25 implantable cell encapsulation devices to the Company solely for use by the Company in a ten (10) dog safety study. The amount was derecognized by the Company when (a) this safety study was abandoned and (b) the amounts prepaid are effectively uncollectible by the Company due to the expiration of the statute of limitations imposed upon such collection activity pursuant to relevant statute.

As of November 30, 2018 we had Accounts Payable of $2,387 and as of August 31, 2018 we had Accounts Payable of $28,447.

The decrease in Accounts Payable of approximately 91.6% is attributable primarily to:

(a)	the derecognition by the Company during the quarter ended November 30, 2018 of $23,629 of aged payables which are effectively uncollectible by the creditors due to the expiration of the statute of limitations imposed upon such collection activity pursuant to relevant statute.

(b)	the derecognition by the Company of $3,116 of Payables in connection with the disposition of Entest Biomedical, Inc. (a California corporation) during the quarter ended November 30, 2018.

As of November 30, 2018, we had Notes Payable of $0 and as of August 31, 2018, we had Notes Payable of $19,601. The reduction in Notes Payable is attributable to the settlement by the Company of $19,601 of Notes Payable, $9,270 in Unearned Rental Income and $179,318 of Interest Accrued but Unpaid payment by the Company to the relevant creditors of 5 Million shares of the Series M Preferred Stock of Zander Therapeutics, Inc.

As of November 30, 2018 we had Amounts Due to Other of $0 and as of August 31, 2018, we had Amounts Due to Other of $8,000. The decrease in Due to Other is attributable to the derecognition by the Company of expenses incurred but unpaid in connection to an agreement between the Company and Theracyte, Inc. (“Theracyte”) entered into on August 18, 2010 whereby Theracyte would provide up to 25 implantable cell encapsulation devices to the Company solely for use by the Company in a ten (10) dog safety study. The amount was derecognized by the Company because (a) this safety study was abandoned and (b) the amounts unpaid are effectively uncollectible by Theracyte due to the expiration of the statute of limitations imposed upon such collection activity pursuant to relevant statute.

As of November 30, 2018, we had Accrued Expenses of $3,080 and as of August 31, 2018 we had Accrued Expenses of $181,904. The decrease in Accrued Expenses of approximately 98.3% is attributable primarily to the settlement by the Company of $19,601 of Notes Payable, $9,270 in Unearned Rental Income and $179,318 of Interest Accrued but Unpaid payment by the Company to the relevant creditors of 5 Million shares of the Series M Preferred Stock of Zander Therapeutics, Inc.

As of November 30, 2018 we had Unearned Rental Income of $0 and as of August 31, 2018 we had Unearned Rental Income of $17,000.

The decrease in Unearned Rental income is attributable to:

(a)	the settlement by the Company of $19,601 of Notes Payable, $9,270 in Unearned Rental Income and $179,318 of Interest Accrued but Unpaid payment by the Company to the relevant creditors of 5 Million shares of the Series M Preferred Stock of Zander Therapeutics, Inc.

(b)	The recognition by the Company during the quarter ended November 30, 2018 of $10,000 of Rental Income previously prepaid by Regen Biopharma, Inc.

As of November 30, 2018, we had $149 cash on hand and current liabilities of $5,467 such liabilities consisting of Accounts Payable and Accrued Expenses.

We believe that we will not be able to satisfy our cash requirements over the next twelve months. The Company seeks to acquire an operating company seeking the perceived advantages of being a publicly held corporation. No assurance can be given that such an acquisition shall occur or, if such an acquisition were to occur, it would occur on terms and conditions beneficial to the Company or its shareholders. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. [In addition, the Company anticipates that it will be dependent upon certain related parties to provide continued funding and capital resources.] If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include depreciation, stock-based compensation and the valuation allowance relating to the Company’s deferred tax assets.

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 2 to the Financial Statements included in this report for information related to new accounting pronouncement, none of which had a material impact on our consolidated financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of November 30, 2018, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. We have chosen to disclose, however, that we have not engaged in any transactions, issued or bought any financial instruments or entered into any contracts that are required to be disclosed in response to this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of Peiwen Yu, who is the Company’s Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer/Principal Financial Officer has concluded that the Company’s disclosure controls and procedures are not effective at this reasonable assurance level as of the period covered.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on September 1, 2018 and ending on November 30, 2018, Peiwen Yu, who is both the Company’s Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENTEST GROUP, INC.

Dated: January 22, 2019	By:	/s/ Peiwen Yu
Peiwen Yu
	Title:	Chief Executive Officer and President (Principal Executive officer, and Principal Financial and Accounting Officer)