Form 10-Q
period 2019-02-28
ENTEST GROUP, INC.
filed 2019-04-29
CIK 1449447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 29, 2019, there were 49,170,472 shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ENTEST GROUP, INC.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED FEBRUARY 28, 2019

ENTEST GROUP, INC.

Balance Sheets

(Unaudited)

	February 28,	August 31,
	2019	2018
Assets
Current Assets
Cash	$-	$267
Accrued Interest Receivable	1,040	1,040
Prepaid expenses	-	8,000
Total Current Assets	1,040	9,307

Total Assets	$1,040	$9,307

Liabilities And Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$10,740	$218,417
Unearned rental income	-	17,000
Due to related party	5,550	-
Note payable	-	19,601
Total Current Liabilities	16,290	255,018

Total Liabilities	16,290	255,018

Stockholders’ Deficit
Series AA Preferred stock: 100,000 shares authorized; $0.0001 par value
667 shares issued and outstanding	-	-
Series AAA Preferred stock: 300,000 shares authorized; $0.0001 par value
534 shares issued and outstanding	-	-
Series B Preferred stock: 4,400,000 shares authorized; $0.0001 par value
728,009 shares issued and outstanding	73	73
Non-Voting Convertible Preferred stock: 3,000,000 shares authorized; $1.00 par value;
1,001,533 shares issued and outstanding	1,001,533	1,001,533
Common stock- 500,000,000 shares authorized; $0.0001 par value
49,170,472 shares issued and outstanding	4,917	4,917
Additional paid in capital	9,025,314	9,003,892
Accumulated deficit	(10,047,087)	(10,256,126)
Total Stockholders’ Deficit	(15,250)	(245,711)
Total liabilities and Stockholder’s Deficit	$1,040	$9,307

The accompanying Notes are an integral part of these unaudited interim financial statements.

ENTEST GROUP, INC.

Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating Expenses:
Research and development	-	290,000	-	290,000
Professional fees	6,395	84,091	8,834	208,190
General and administration	4,577	50,519	16,192	99,192
Total operating expenses	10,972	424,610	25,026	597,382

Operating Loss	(10,972)	(424,610)	(25,026)	(597,382)

Other Income (Expense):
Rental income	-	15,000	28,000	30,000
Gain on write of accounts payable	-	-	23,629	-
Gain on disposition of Zander	-	-	188,589	-
Refund on amount previously paid	-	-	1,289	-
Loss on disposition Entest Biomedical	-	-	(6,947)	-
Interest expense	-	(198)	(495)	(532)
Total Other Income (Expense)	-	14,802	234,065	29,468

Net Income (Loss) Before Income Tax	(10,972)	(409,808)	209,039	(567,914)

Income tax provision	-	-	-	-

Net Income (Loss)	$(10,972)	$(409,808)	$209,039	$(567,914)

Basic inceom (loss) per common share	$(0.00)	$(0.01)	$0.00	$(0.01)
Diluted income (loss) per common share	$(0.00)	$(0.01)	$0.00	$(0.01)

Weighted average number of common shares outstanding
Basic	49,170,472	49,170,472	49,170,472	49,073,250
Diluted	49,170,472	49,170,472	253,564,962	49,073,250

The accompanying Notes are an integral part of these unaudited interim financial statements.

ENTEST GROUP, INC.

Statements of Stockholders’ Deficit

For the Three and Six Months Ended February 28, 2019

(Unaudited)

	Series AA Preferred		Series AAA Preferred		Series B Preferred		Non-Voting Convertible Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance August 31, 2018	667	$-	534	$-	728,009	$73	1,001,533	$1,001,533	49,170,472	$4,917	$9,003,892	$(10,256,126)	$(245,711)
Contributed Capital	-	-	-	-	-	-	-	-	-	-	21,422	-	21,422
Net income for the period	-	-	-	-	-	-	-	-	-	-	-	220,011	220,011
Balance November 30, 2018	667	-	534	-	728,009	73	1,001,533	1,001,533	49,170,472	4,917	9,025,314	(10,036,115)	(4,278)
Contributed Capital
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(10,972)	(10,972)
Balance February 28, 2019	667	$-	534	$-	728,009	$73	1,001,533	$1,001,533	49,170,472	$4,917	$9,025,314	$(10,047,087)	$(15,250)

The accompanying Notes are an integral part of these unaudited interim financial statements.

ENTEST GROUP, INC.

Statements of Stockholders’ Deficit

For the Three and Six Months Ended February 28, 2018

(Unaudited)

	Series AA Preferred		Series AAA Preferred		Series B Preferred		Non-Voting Convertible Preferred		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-Controlling Interest In
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Subsidiary	Total

Balance August 31, 2017	667	$—	534	$—	728,009	$73	1,026,533	$1,026,533	46,670,472	$4,667	$7,465,656	$(8,721,496)	$185,050	$56,343	$16,826
Common Shares issued for conversion of Non-Voting Convertible Preferred Shares	-	-	-	-	-	-	(25,000)	(25,000)	2,500,000	250	24,750	-	-	-	-
Common Shares of subsidiary issued for cash	-	-	-	-	-	-	-	-	-	-	900,000	-	-	-	900,000
Accumulated Other Comprehensive Income													43,750		43,750
Net loss for the period												(158,106)			(158,106)
Balance November 30, 2017	667	-	534	-	728,009	73	1,001,533	1,001,533	49,170,472	4,917	8,390,406	(8,879,602)	228,800	56,343	802,470
Common Shares of subsidiary issued for cash	-	-	-	-	-	-	-	-	-	-	200,000	-	-	-	200,000
Common Shares of subsidiary issued for cash	-	-	-	-	-	-	-	-	-	-	300,000	-	-	-	300,000
Accumulated other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	(90,300)	-	(90,300)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(409,809)	—	-	(409,809)
Balance February 28, 2018	667	$-	534	$-	728,009	$73	1,001,533	$1,001,533	49,170,472	$4,917	$8,890,406	$(9,289,411)	$138,500	$56,343	$802,361

The accompanying Notes are an integral part of these unaudited interim financial statements.

ENTEST GROUP, INC.

Statements of Cash Flows

(Unaudited)

	For the
	Six Months Ended
	February 28,
	2019	2018

Cash Flows From Operating Activities:
Net income (loss)	$209,039	$(567,914)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on disposition Entest Biomedical	6,947	-
Gain on write off of accounts payable	(23,629)	-
Gain on disposition of Zander	(188,589)	-
Expenses paid by a related party	5,550	-
Changes in operating assets and liabilities:
Accrued rental income receivable	(12,000)	-
Accounts payable and accrued expenses	(1,547)	(64,316)
Unearned rental income	(7,730)	5,000
Prepaid expenses	8,000	(117,388)
Net Cash Used In Operating Activities	(3,959)	(744,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash received for divestiture of Entest Biomedical	1,937	-
Net Cash Provided by Investing Activities	1,937	-

Cash Flows From Financing Activities:
Proceed additional paid in Capital	1,821	-
Proceeds from common stock issued from subsidiary	-	1,400,000
Bank overdraft	(66)	-
Net Cash Provided by Financing Activities	1,755	1,400,000

Net Change in Cash	(267)	655,382
Cash at Beginning of Period	267	86,559
Cash at End of Period	$-	$741,941

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Debt Satisfied through Contributed Capital	$19,601	$-

The accompanying Notes are an integral part of these unaudited interim financial statements.

ENTEST GROUP, INC.

Notes to the Unaudited Financial Statements

As of February 28, 2019

NOTE 1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND GOING CONCERN

Entest Group, Inc. (the “Company”or “Entest”) was incorporated in the State of Nevada on September 24, 2008 as JB Clothing Corporation. On July 12, 2009, the Company changed its name to Entest BioMedical, Inc. On February 12, 2018 the Company changed its name from Entest BioMedical, Inc. to Entest Group, Inc.

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

As contemplated by the SPA, in November 2018, David Koos resigned as Chairman, Chief Executive Officer, President, Acting Chief Financial Officer and Secretary of Entest and Peiwen Yu became as a director, Chief Executive Officer and President of Entest. Pursuant to the SPA, in November 2018, Mr. Koos also resigned as a director of the Company upon compliance by Entest with information statement delivery requirements pursuant to Rule 14f-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Going Concern and Liquidity Considerations

The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since the change of control and disposition of its subsidiaries, and has an accumulated deficit of $10,047,087. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of February 28, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the period ended February 28, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2018 filed with the Securities and Exchange (the “SEC”) on November 28, 2018.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In October 2018, FASB issued ASU No. 2018-17, Consolidation - Targeted Improvements to Related Party Guidance for Variable Interest Entities (Topic 810). ASU No. 2018-17 guidance eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. This pronouncement is effective for public entities for fiscal years ending after December 15, 2019, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

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

On November 16, 2018, Entest Group, Inc. and its then Chairman and Chief Executive Officer, David R. Koos, agreed to satisfy any and all unpaid interest resulting from accrued interest earned on Notes Payable to Koos by Entest from the beginning of time to November 30, 2018 by transferring to David R. Koos 3,000,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. owned by the Company.

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

In November 2018, the Company divested itself of Entest BioMedical, Inc., a California corporation, for consideration consisting of $2,000 paid by an entity controlled by David R. Koos.

The Company recognized a loss of $6,947 on the disposition based on the difference between the Net Assets of the subsidiary and the consideration paid.

During the period ended February 29, 2019, the Company’s sole officer advanced to the Company an amount of $5,550 by issuing an unsecured and non-interest bearing loan that is payable on demand. As of February 29, 2019 and August 31, 2018, the balance of such loan was $5,550 and $0, respectively.

NOTE 4. STOCKHOLDERS’ EQUITY

Authorized Stock

The Company is authorized to issue an aggregate of 500,000,000 shares of common stock with a par value of $0.0001, 5,000,000 shares of preferred stock with a par value of $0.0001, and 3,000,000 shares of non-voting convertible preferred stock with a par value of $1.00. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

Series AA Preferred Stock

The Company is authorized to issue 100,000 shares of Series AA Preferred Stock at a par value of $0.0001 per share.

As of February 28, 2019 and August 31, 2018, 667 shares of Series AA Preferred Stock were issued and outstanding.

Series B Preferred Stock

The Company is authorized to issue 4,400,000 shares of Series B Preferred Stock at a par value of $0.0001 per share.

As of February 28, 2019 and August 31, 2018, 728,009 shares of Series B Preferred Stock were issued and outstanding.

Series AAA Preferred Stock

The Company is authorized to issue 300,000 shares of Series AAA Preferred Stock at a par value of $0.0001 per share.

As of February 28, 2019 and August 31, 2018, 534 shares of Series AAA Preferred Stock were issued and outstanding.

Non-Voting Convertible Preferred Stock

The Company is authorized to issue 3,000,000 shares of Non-Voting Convertible Preferred Stock at a par value of $1.00 per share.

On October 2, 2018, the Company amended Article 4 of its Articles of Incorporation to change the conversion features of the Company’s Non -Voting Convertible Preferred Stock. The Conversion Price changed from being equal to the greater of $0.01 per share or seventy percent (70%) of the lowest closing bid price of its shares of common stock (the “Closing Price”) on its principal trading market or exchange for the five (5) trading days immediately preceding written receipt by the corporation of the holder’s intent to convert to being equal to the greater of (i) $0.001 per share and (ii) seventy percent (70%) of the lowest Closing Price for the five (5) trading days immediately preceding written receipt by the corporation of the holder’s intent to convert.

As of February 28, 2019 and August 31, 2018, 1,001,533 shares of Non-Voting Convertible Preferred Stock were issued and outstanding.

Common Shares

The Company is authorized to issue 500,000,000 shares of Common Stock at a par value of $0.0001 per share.

As of February 28, 2019 and August 31, 2018, 49,170,472 shares of Common Stock were issued and outstanding.

NOTE 4. DECONSOLIDATION OF ZANDER THERAPEUTICS, INC.

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

Shareholders of the Company shall receive one (1) share of common stock of Zander Therapeutics, Inc. for each 17 shares of the Company’s common and/or preferred stock held as of the record date for such dividend. The distribution of the 3,000,000 common shares of Zander Therapeutics, Inc. to the common and preferred shareholders of the Company occurred on June 11, 2018 (“Distribution Date”).

As a result of the payment of the abovementioned property dividend, the Company’s percentage of ownership of Zander fell below 50% resulting in the deconsolidation of Zander as of the Distribution Date. As of the Distribution Date all assets and liabilities attributable to Zander were derecognized by the Company. The Company recognized a $10,034 gain as a result of the deconsolidation. The Property dividend may be deemed to have occurred with a related party as the recipients were shareholders of Entest, including the then Chairman and Chief Executive Officer of Entest and Regen Biopharma, Inc. which was a company under common control with Entest.

The Company’s remaining shares of Zander, which consisted of 5,000,000 shares of Zander’s Series M Preferred Stock (“Zander M Stock”) were accounted for under the Equity Method as of the Distribution Date until November 29, 2018. The Zander M Stock was carried a Fair Value and the carrying value was increased by the Company’s proportionate share of earnings of Zander and decreased by cash dividends paid by Zander as well as the Company’s proportionate share of losses of Zander up to the carrying value. As of August 31, 2018, the carrying value of the Zander M Stock was decreased by the Company’s proportionate share of the losses of Zander and was 0. As of August 31, 2018, Entest beneficially owned 34.82% of the share equity of Zander.

During the quarter ended November 30, 2018, the Company divested itself of the Zander M Stock as satisfaction of $179,318 of interest accrued but unpaid owed by the Company and $9,270 of unearned rental payments made to the Company. As the Zander M Stock had a carrying value of $0, the Company recognized a gain of $188,589 on the disposition.

NOTE 5. DISPOSITION OF ENTEST BIOMEDICAL, INC., A CALIFORNIA CORPORATION

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

Cash derecognized in Divestiture	(63)
Accrued Rent Receivable Derecognized in Divestiture	(12,000)
Liabilities Derecognized in Divestiture	3,116

Consideration Received in Divestiture	2,000
Loss Recognized in Divestiture	(6,947)

NOTE 6.  INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The income tax provision for the periods ended February 28, 2019 and 2018, consists of the following:

	February 28,	February 28,
	2019	2018
Net income (loss)	$209,039	$(567,914)
Effective tax rate	21%	21%
Income tax expense (benefit)	43,898	(119,262)
Less: valuation allowance	(43,898)	119,262
Income tax expense (benefit)	$-	$-

Net deferred tax assets consist of the following components as of February 28, 2019 and August 31, 2018:

	February 28,	August 31,
	2019	2018
Net operating tax carry forwards	$2,112,754	$2,156,652
Valuation allowance	(2,112,754)	(2,156,652)
Net deferred tax asset	$-	$-

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law including lowering the corporate tax rate from 34% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our balance sheet. The Company has completed the accounting for the effects of the Act during the period ended February 28, 2019. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no impact on the balance sheet.

As of February 28, 2019, the Company had approximately $10,060,734 of net operating loss (“NOL”) carry forwards, the tax effect of which is approximately $2,122,754. These carry forwards begin to expire in 2029.

The NOL carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382. The Company experienced a change in control for tax purposes in November 2018 (see Note 1). The Company has not performed a study to determine if the NOL carry forwards are subject to these Section 382 limitations.

NOTE 7 - EARNING (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share ("EPS") calculations.

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(10,972)	$(409,808)	$209,039	$(567,914)
Earnings allocated to participating securities	-	-	-	-
Income (loss) available to common stockholders	$(10,972)	$(409,808)	$209,039	$(567,914)

Denominator:
Weighted-average shares of common stock	49,170,472	49,170,472	49,170,472	49,073,250
Dilutive effect of convertible instruments	-	-	204,394,490	-
Diluted weighted-average of common stock	49,170,472	49,170,472	253,564,962	49,073,250

Net income (loss) per common share from:
Basic:	$(0.00)	$(0.01)	$0.00	$(0.01)
Diluted:	$(0.00)	$(0.01)	$0.00	$(0.01)

For the three months ended February 28, 2019 and periods ended February 28, 2018, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

For the six months ended February 28, 2019, diluted earnings per share is calculated using net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during each period determined using the if-converted method.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company,” “us,” “our” or “we” refer to Entest Group, Inc. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included herein.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company’s operations, economic performance, financial conditions, margins and growth in sales of the Company’s products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company’s financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the SEC, including the Company’s Annual Report on Form 10-K for the year ended August 31, 2018.

Overview

The Company currently does not have any operations and has not actively conducted any operations for the quarter ended February 28, 2019. The Company’s business plan for the next 12 months and beyond such time is to seek new business opportunities or to engage in a business combination with an unidentified company. The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s management. As of the date of this filing, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. There can be no assurance that the Company will be able to identify and acquire any business entity. Even if we successfully acquire a business entity, there is no assurance that we can generate revenue and become profitable.

Results of Operations

The Company has not conducted any active operations during the quarter ended February 28, 2019. No revenue has been generated by the Company within such period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to locate suitable acquisition candidates.

For the three months ended February 28, 2019 compared with the three months ended February 28, 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended February 2019, which are included herein.

Our operating results for the three months ended February 28, 2019 and the three months ended February 28, 2018 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	February 28,
	2019	2018	Changes ($)
Operating Expenses	$10,972	$424,610	$(413,638)
Other Income	$-	$14,802	$(14,802)
Net loss	$10,972	$409,808	$(398,836)

The Company has not conducted any operations during the three months ended February 28, 2019. Revenues from operations were $0 for the three months ended February 28, 2019 and 2018.

For the three months ended February 28, 2019, operating expenses of $10,972, consisted of professional fees of $6,395, general and administrative expenses of $4,577 and other income and expenses of $0, resulting in a net loss of $10,972.

For the three months ended February 28, 2018, operating expenses of $424,610, consisted of professional fees of $84,091, general and administrative expenses of $50,519, and research and development expenses of $290,000. The other income of $14,802 was attributable to rental income of $15,000 and interest expense of $198. Net loss for three months ended February 28, 2018 was $409,808.

The decrease in net loss for the three months ended February 28, 2019, as compared to the same period ended February 28, 2018, was primarily due to the ceasing of prior operations, disposition of subsidiaries and change of control during the first quarter ended November 30, 2018.

For the six months ended February 28, 2019 compared with the six months ended February 28, 2018

Our operating results for the six months ended February 28, 2019 and the six months ended February 28, 2018 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	February 28,
	2019	2018	Changes ($)
Operating Expenses	$25,026	$597,382	$(572,356)
Other Income	$234,065	$29,468	$204,597
Net Income (Loss)	$209,039	$(567,914)	$776,953

The Company has not conducted any operations during the six months ended February 28, 2019. Revenues from operations were $0 for the six months ended February 28, 2019 and 2018

For the six months ended February 28, 2019, operating expenses of $25,026, consisted of professional fees of $8,834 and general and administrative expenses of $16,192.

For the six months ended February 29, 2019, other income of $234,065, consisted of a gain on write off accounts payables of $23,629, gain on disposition of Zander Therapeutics, Inc. of $188,589, rental income of $28,000, loss on disposition of Entest Biomedical Inc. of $6,947 and interest expense of $495.

The net profit for the six months ended February 28, 2019 was $209,039.

For the six months ended February 28, 2018, operating expenses of $597,382, consisted of professional fees of $208,190, general and administrative expenses of $99,192 and research and development expenses of $290,000.

For the six months ended February 28, 2018, other income of $29,468 consisted of rental income of $30,000 and interest expenses of $532.

The net loss for the six months ended February 28, 2018, was $567,914.

The increase in net income for the six months ended February 28, 2019, as compared to the same period ended February 28, 2018, was primarily due to other income realized, from the ceasing of prior operations, disposition of subsidiaries and change of control during the first quarter ended November 30, 2018.

Liquidity and Capital Resources

Working Capital

	February 28, 2019	August 31, 2018	Changes ($)
Cash	$-	$267	$(267)
Working capital deficiency	$(15,250)	$(245,711)	$230,461
Current and total assets	$1,040	$9,307	$(8,267)
Current and total liabilities	$16,290	$255,018	$(238,728)
Total stockholders’ equity (deficit)	$(15,250)	$(245,711)	$230,461

The decrease in working capital deficit was primarily attributed to decreased liabilities from the disposition of prior operations and the change of control occurred in November 2018. As of February 28, 2019, our liabilities decreased $238,728, from $255,018, as of August 31, 2018, to $16,290. The decrease is liabilities is attributable to a decrease in notes payable of $19,601, a decrease of accounts payable and accrued liabilities of $207,677, and a decrease of unearned rental income of $17,000. As of February 28, 2019, our current assets decreased $8,267, from $9,307, as of August 31, 2018, to $1,040. The decrease is primarily attributed to the $8,000 in prepaid expenses at August 31, 2018.

Cash Flows

	Six Months Ended
	February 28,
	2019	2018
Cash Flows used in Operating Activities	$(3,959)	$(744,618)
Cash Flows used in Investing Activities	$1,937	$-
Cash Flows provided by Financing Activities	$1,755	$1,400,000
Net Change in Cash During Period	$(267)	$655,382

Cash Flow from Operating Activities

The net cash used in operating activities for the six months ended February 28, 2019 was attributed to a net profit of $209,039, increased due to an increase in expenses paid by a related party of $5,550 and loss on disposition of Entest Biomedical of $6,947, and decreased by gain on write off of accounts payable of $23,629, gain on disposition of Zander of $188,589 and a net change in operating assets and liabilities of $13,277.

The net cash used in operating activities for the six months ended February 28, 2018 was attributed to a net loss of $567,914, increased by a net change in operating assets and liabilities of $176,704.

Cash Flow from Investing Activities

Net cash from investing activities was $1,937, for the six months ended February 28, 2019, derived from proceeds from a net cash received for divestiture of Entest Biomedical.

We did not use any funds for investing activities during the six months ended February 28, 2018.

Cash Flow from Financing Activities

Net cash from financing activities was $1,755, for the six months ended February 28, 2019, derived from proceeds from additional paid in capital offset by bank overdraft, compared to net cash from financing activities of $1,400,000, for the six months ended February 28, 2018, derived from proceeds from common stock issued from subsidiary.

As of February 28, 2019 and August 31, 2018, we had cash of $0 and $267, respectively.

We believe that we will not be able to satisfy our cash requirements over the next twelve months. The Company seeks to acquire an operating company seeking the perceived advantages of being a publicly held corporation. No assurance can be given that such an acquisition shall occur or, if such an acquisition were to occur, it would occur on terms and conditions beneficial to the Company or its shareholders. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company anticipates that it will be dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

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

Off-Balance Sheet Arrangements

As of February 28, 2019, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item. We have chosen to disclose, however, that we have not engaged in any transactions, issued or bought any financial instruments or entered into any contracts that are required to be disclosed in response to this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that is designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of Peiwen Yu, our Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Principal Executive Officer/Principal Financial Officer has concluded that our disclosure controls and procedures were not effective at this reasonable assurance level as of the period covered by this report.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on December 1, 2018 and ending on February 28, 2019, Peiwen Yu, the Company’s Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2019.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENTEST GROUP, INC.

Dated: April 29, 2019	By:	/s/ Peiwen Yu
Peiwen Yu
Title: Chief Executive Officer and President (Principal Executive officer, and Principal Financial and Accounting Officer)