Form 10-Q
period 2019-05-31
ENTEST GROUP, INC.
filed 2019-07-15
CIK 1449447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number 333-154989

ENTEST GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3431263
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 911 Bao’an Book City Xinqiao Street Central Road, Bao’an District, Shenzhen, China
(Address of principal executive offices)	(Zip Code)

86-13709631109

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES      ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES      ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES      ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES      ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 8, 2019, there were 49,170,472 shares of common stock, par value $0.0001 per share, issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ENTEST GROUP, INC.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2019

ENTEST GROUP, INC.

Balance Sheets

(Unaudited)

	May 31,	August 31,
	2019	2018
Assets
Current Assets
Cash	$-	$267
Accrued Interest Receivable	1,040	1,040
Prepaid expenses	-	8,000
Total Current Assets	1,040	9,307

Total Assets	$1,040	$9,307

Liabilities And Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$13,305	$218,417
Unearned rental income	-	17,000
Due to related party	13,627	-
Note payable	-	19,601
Total Current Liabilities	26,932	255,018

Total Liabilities	26,932	255,018

Stockholders' Deficit
Series AA Preferred stock: 100,000 shares authorized; $0.0001 par value
667 shares issued and outstanding	-	-
Series AAA Preferred stock: 300,000 shares authorized; $0.0001 par value
534 shares issued and outstanding	-	-
Series B Preferred stock: 4,400,000 shares authorized; $0.0001 par value
728,009 shares issued and outstanding	73	73
Non-Voting Convertible Preferred stock: 3,000,000 shares authorized; $1.00 par value;
1,001,533 shares issued and outstanding	1,001,533	1,001,533
Common stock- 500,000,000 shares authorized; $0.0001 par value
49,170,472 shares issued and outstanding	4,917	4,917
Additional paid in capital	9,025,314	9,003,892
Accumulated deficit	(10,057,729)	(10,256,126)
Total Stockholders' Deficit	(25,892)	(245,711)
Total liabilities and Stockholder's Deficit	$1,040	$9,307

The accompanying Notes are an integral part of these unaudited interim financial statements.

ENTEST GROUP, INC.

Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating Expenses:
Research and development	-	459,584	-	749,584
Professional fees	8,205	80,980	17,039	289,170
General and administration	2,437	93,075	18,629	192,267
Total operating expenses	10,642	633,639	35,668	1,231,021

Operating Loss	(10,642)	(633,639)	(35,668)	(1,231,021)

Other Income (Expense):
Rental income	-	15,000	28,000	45,000
Gain on write off of accounts payable	-	-	23,629	-
Gain on disposition of Zander	-	-	188,589	-
Refund on amount previously paid	-	-	1,289	-
Interest Income	-	-	-	132
Loss on disposition Entest Biomedical	-	-	(6,947)	-
Interest expense	-	(361)	(495)	(1,025)
Total Other Income (Expense)	-	14,639	234,065	44,107

Net Income (Loss) Before Income Tax	(10,642)	(619,000)	198,397	(1,186,914)

Income tax provision	-	-	-	-

Net Income (Loss)	$(10,642)	$(619,000)	$198,397	$(1,186,914)

Basic income (loss) per common share	$(0.00)	$(0.01)	$0.00	$(0.02)
Diluted income (loss) per common share	$(0.00)	$(0.01)	$0.00	$(0.02)

Weighted average number of common shares outstanding
Basic	49,170,472	49,170,472	49,170,472	49,106,134
Diluted	49,170,472	49,170,472	153,605,613	49,106,134

The accompanying Notes are an integral part of these unaudited interim financial statements.

Statements of Stockholders’ Deficit

For the Nine Months Ended May 31, 2019

(Unaudited)

							Non-Voting
							Convertible
	Series AA Preferred		Series AAA Preferred		Series B Preferred		Preferred Convertible Preferred		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance August 31, 2018	667	$-	534	$-	728,009	$73	1,001,533	$1,001,533	49,170,472	$4,917	$9,003,892	$(10,256,126)	$(245,711)

Contributed Capital	-	-	-	-	-	-	-	-	-	-	21,422	-	21,422
Net income for the period	-	-	-	-	-	-	-	-	-	-	-	220,011	220,011
Balance November 30, 2018	667	$-	534	$-	728,009	$73	1,001,533	$1,001,533	49,170,472	$4,917	$9,025,314	$(10,036,115)	$(4,278)

Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(10,972)	(10,972)
Balance February 28, 2019	667	$-	534	$-	728,009	$73	1,001,533	$1,001,533	49,170,472	$4,917	$9,025,314	$(10,047,087)	$(15,250)

Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(10,642)	(10,642)
Balance May 31, 2019	667	$-	534	$-	728,009	$73	1,001,533	$1,001,533	49,170,472	$4,917	$9,025,314	$(10,057,729)	$(25,892)

The accompanying Notes are an integral part of these unaudited interim financial statements.

ENTEST GROUP, INC.

Statements of Stockholders’ Deficit

For the Nine Months Ended May 31, 2018

(Unaudited)

							Non-Voting Convertible						Accumulated	Non-
	Series AA Preferred		Series AAA Preferred		Series B Preferred		Preferred Convertible Preferred		Common Stock		Additional Paid In	Accumulated	Other Comprehensive	Controlling Interest In
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Subsidiary	Total
Balance August 31, 2017	667	$-	534	$-	728,009	$73	1,026,533	$1,026,533	46,670,472	$4,667	$7,465,656	$(8,721,496)	$185,050	$56,343	$16,826

Common Shares issued for converison of Non-Voting Convertible Preferred Shares	-	-	-	-	-	-	(25,000)	(25,000)	2,500,000	250	24,750	-	-	-	-
Common Shares of subsidiary issued for cash	-	-	-	-	-	-	-	-	-	-	900,000	-	-	-	900,000
Accumulated Other Comprehensive Income	-	-	-	-	-	-	-	-	-	-	-	-	43,750	-	43,750
Non Controlling Interest in Subsidiary	-	-	-	-	-	-	-	-	-	-	(228,345)	-	-	228,345	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(158,106)	-	-	(158,106)
Balance November 30, 2017	667	$-	534	$-	728,009	$73	1,001,533	$1,001,533	49,170,472	$4,917	$8,162,061	$(8,879,602)	$228,800	$284,688	$802,470

Common Shares of subsidiary issued for cash	-	-	-	-	-	-	-	-	-	-	200,000	-	-	-	200,000
Common Shares of subsidiary issued for cash	-	-	-	-	-	-	-	-	-	-	300,000	-	-	-	300,000
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-	(90,300)	-	(90,300)
Non Controlling Interest in Subsidiary	-	-	-	-	-	-	-	-	-	-	(71,210)	-	-	71,210	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(409,809)	-	-	(409,809)
Balance February 28, 2018	667	$-	534	$-	728,009	$73	1,001,533	$1,001,533	49,170,472	$4,917	$8,590,851	$(9,289,411)	$138,500	$355,898	$802,361

Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	-		-	(65,800)	-	(65,800)
Non Controlling Interest in Subsidiary	-	-	-	-	-	-	-	-	-	-	246,219		-	(246,219)	-
Declaration of property Dividend May 5, 2018	-	-	-	-	-	-	-	-	-	-	-	(57,143)	-	-	(57,143)
Net loss for the period	-	-	-	-	-	-	-	-	-	-		(619,000)	-		(619,000)
Balance May 31, 2018	667	$-	534	$-	728,009	$73	1,001,533	$1,001,533	49,170,472	$4,917	$8,837,070	$(9,965,554)	$72,700	$109,679	$60,418

The accompanying Notes are an integral part of these unaudited interim financial statements.

ENTEST GROUP, INC.

Statements of Cash Flows

(Unaudited)

	For the
	Nine Months Ended
	May 31,
	2019	2018

Cash Flows From Operating Activities:
Net income (loss)	$198,397	$(1,186,914)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on disposition Entest Biomedical	6,947	-
Gain on write off of accounts payable	(23,629)	-
Gain on disposition of Zander	(188,589)	-
Expenses paid by a related party	13,627	-
Changes in operating assets and liabilities:
Accrued interest receivable		(132)
Accrued rental income receivable	(12,000)	-
Accounts payable and accrued expenses	1,018	218,849
Unearned rental income	(7,730)	20,000
Prepaid expenses	8,000	(117,388)
Net Cash Used In Operating Activities	(3,959)	(1,065,585)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash received for divestiture of Entest Biomedical	1,937	-
Net Cash Provided by Investing Activities	1,937	-

Cash Flows From Financing Activities:
Contributed capital	1,821	-
Proceeds from common stock issued from subsidiary	-	1,400,000
Repayment of bank overdraft	(66)	-
Proceed from notes payable	-	3,000
Net Cash Provided by Financing Activities	1,755	1,403,000

Net Change in Cash	(267)	337,415
Cash at Beginning of Period	267	86,559
Cash at End of Period	$-	$423,974

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Debt Satisfied through Contributed Capital	$19,601	$-

The accompanying Notes are an integral part of these unaudited interim financial statements.

ENTEST GROUP, INC.

Notes to the Unaudited Financial Statements

As of May 31, 2019

NOTE 1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND GOING CONCERN

Entest Group, Inc. (the “Company” or “Entest”) was incorporated in the State of Nevada on September 24, 2008 as JB Clothing Corporation. On July 12, 2009, the Company changed its name to Entest BioMedical, Inc. On February 12, 2018 the Company changed its name from Entest BioMedical, Inc. to Entest Group, Inc.

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

Going Concern and Liquidity Considerations

The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since the change of control and disposition of its subsidiaries, and has an accumulated deficit of $10,057,729. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of May 31, 2019 and the results of operations, statements of changes in stockholders’ deficit and cash flows for the periods presented. The results of operations for the period ended May 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2018 filed with the Securities and Exchange (the “SEC”) on November 28, 2018.

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

During the period ended May 31, 2019, the Company’s sole officer advanced to the Company an amount of $13,627 by issuing an unsecured and non-interest bearing loan that is payable on demand. As of May 31, 2019 and August 31, 2018, the balance of such loan was $13,627 and $0, respectively.

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

As of May 31, 2019 and August 31, 2018, 667 shares of Series AA Preferred Stock were issued and outstanding.

Series B Preferred Stock

The Company is authorized to issue 4,400,000 shares of Series B Preferred Stock at a par value of $0.0001 per share.

As of May 31, 2019 and August 31, 2018, 728,009 shares of Series B Preferred Stock were issued and outstanding.

Series AAA Preferred Stock

The Company is authorized to issue 300,000 shares of Series AAA Preferred Stock at a par value of $0.0001 per share.

As of May 31, 2019 and August 31, 2018, 534 shares of Series AAA Preferred Stock were issued and outstanding.

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

As of May 31, 2019 and August 31, 2018, 1,001,533 shares of Non-Voting Convertible Preferred Stock were issued and outstanding.

Common Shares

The Company is authorized to issue 500,000,000 shares of Common Stock at a par value of $0.0001 per share.

As of May 31, 2019 and August 31, 2018, 49,170,472 shares of Common Stock were issued and outstanding.

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

Cash derecognized in Divestiture	$(63)
Accrued Rent Receivable Derecognized in Divestiture	$(12,000)
Liabilities Derecognized in Divestiture	$3,116

Consideration Received in Divestiture	$2,000
Loss Recognized in Divestiture	$(6,947)

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

The income tax provision for the periods ended May 31, 2019 and 2018, consists of the following:

	May 31,	May 31,
	2019	2018
Net income (loss)	$198,397	$(1,186,914)
Effective tax rate	21%	21%
Income tax expense (benefit)	41,663	(249,252)
Less: valuation allowance	(41,663)	249,252
Income tax expense (benefit)	$-	$-

Net deferred tax assets consist of the following components as of May 31, 2019 and August 31, 2018:

	May 31,	August 31,
	2019	2018
Net operating tax carryforwards	$2,114,989	$2,156,652
Valuation allowance	(2,114,989)	(2,156,652)
Net deferred tax asset	$-	$-

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law including lowering the corporate tax rate from 34% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our balance sheet. The Company has completed the accounting for the effects of the Act during the period ended May 31, 2019. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no impact on the balance sheet.

As of May 31, 2019, the Company had approximately $10,071,376 of net operating loss (“NOL”) carry forwards, the tax effect of which is approximately $2,114,989. These carry forwards begin to expire in 2029.

The NOL carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382. The Company experienced a change in control for tax purposes in November 2018 (see Note 1). The Company has not performed a study to determine if the NOL carry forwards are subject to these Section 382 limitations.

NOTE 7 - EARNING (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share ("EPS") calculations.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(10,642)	$(619,000)	$198,397	$(1,186,914)
Earnings allocated to participating securities	-	-	-	-
Income (loss) available to common stockholders	$(10,642)	$(619,000)	$198,397	$(1,186,914)

Denominator:
Weighted-average shares of common stock	49,170,472	49,170,472	49,170,472	49,106,134
Dilutive effect of convertible instruments	-	-	104,435,141	-
Diluted weighted-average of common stock	49,170,472	49,170,472	153,605,613	49,106,134

Net income (loss) per common share from:
Basic:	$(0.00)	$(0.01)	$0.00	$(0.02)
Diluted:	$(0.00)	$(0.01)	$0.00	$(0.02)

For the three months ended May 31, 2019 and periods ended May 31, 2018, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

For the nine months ended May 31, 2019, diluted earnings per share is calculated using net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during each period determined using the if-converted method.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “the Company” mean Entest Group, Inc. a Nevada Company, unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada on September 24, 2008 as JB Clothing Corporation. Until July 10, 2009, our principal business objective was the offering of active/leisure fashion design clothing.

On July 10, 2009 the Company abandoned its efforts in the field of active/leisure fashion design clothing when we acquired 100% of the share capital of Entest BioMedical, Inc., a California corporation. During the quarter ended November 30, 2018, the Company divested itself of Entest BioMedical, Inc.

The Company changed its name to Entest Group, Inc. on February 12, 2018.

Our business and corporate address is No. 911 Bao’an Book City Xinqiao Street Central Road, Bao’an District, Shenzhen, China. We do not have a corporate website.

We do not have any subsidiaries.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

The Company currently does not have any operations and has not actively conducted any operations for the quarter ended May 31, 2019. The Company’s business plan for the next 12 months and beyond such time is to seek new business opportunities or to engage in a business combination with an unidentified company. The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s management. As of the date of this filing, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. There can be no assurance that the Company will be able to identify and acquire any business entity. Even if we successfully acquire a business entity, there is no assurance that we can generate revenue and become profitable.

Results of Operations

The Company has not conducted any active operations during the quarter ended May 31, 2019. No revenue has been generated by the Company within such period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to locate suitable acquisition candidates.

For the three months ended May 31, 2019 compared with the three months ended May 31, 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended May 31, 2019, which are included herein.

Our operating results for the three months ended May 31, 2019 and the three months ended May 31, 2018 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	May 31,
	2019	2018	Changes ($)
Operating expenses	$10,642	$633,639	$(622,997)
Other (Income) Expense	$-	$(14,639)	$14,639
Net Loss	$10,642	$619,000	$(608,358)

The Company has not conducted any operations during the three months ended May 31, 2019. Revenues from operations were $0 for the three months ended May 31, 2019 and 2018.

For the three months ended May 31, 2019, operating expenses of $10,642, consisted of professional fees of $8,205, general and administrative expenses of $2,437, resulting in a net loss of $10,642.

For the three months ended May 31, 2018, operating expenses of $633,639, consisted of professional fees of $80,980, general and administrative expenses of $93,075, and research and development expenses of $459,584. The other income of $14,639 was attributable to rental income of $15,000 and less interest expense of $361. Net loss for three months ended May 31, 2018 was $619,000.

The decrease in net loss for the three months ended May 31, 2019, as compared to the same period ended May 31, 2018, was primarily due to the ceasing of prior operations, disposition of subsidiaries and change of control during the first quarter ended November 30, 2018.

For the nine months ended May 31, 2019 compared with the nine months ended May 31, 2018

Our operating results for the nine months ended May 31, 2019 and the nine months ended May 31, 2018 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	May 31,
	2019	2018	Changes ($)
Operating expenses	$35,668	$1,231,021	$(1,195,353)
Other (Income) Expense	$(234,065)	$(44,107)	$(189,958)
Net Income (Loss)	$198,397	$(1,186,914)	$1,385,311

The Company has not conducted any operations during the nine months ended May 31, 2019. Revenues from operations were $0 for the nine months ended May 31, 2019 and 2018

For the nine months ended May 31, 2019, operating expenses of $35,668, consisted of professional fees of $17,039 and general and administrative expenses of $18,629.

For the nine months ended May 31, 2019, other income of $234,065, consisted of a gain on write off of accounts payable of $23,629, gain on disposition of Zander Therapeutics, Inc. of $188,589, rental income of $28,000, loss on disposition of Entest Biomedical Inc. of $6,947 and interest expense of $495.

The net profit for the nine months ended May 31, 2019 was $198,397.

For the nine months ended May 31, 2018, operating expenses of $1,231,021, consisted of professional fees of $289,170, general and administrative expenses of $192,267 and research and development expenses of $749,584.

For the nine months ended May 31, 2018, other income of $44,107 consisted of rental income of $45,000 rental income, interest income of $132 and interest expenses of $1,025.

The net loss for the nine months ended May 31, 2018, was $1,186,914.

The increase in net income for the nine months ended May 31, 2019, as compared to the same period ended May 31, 2018, was primarily due to other income realized, from the ceasing of prior operations, disposition of subsidiaries and change of control during the first quarter ended November 30, 2018.

Liquidity and Capital Resources

Working Capital

	May 31, 2019	August 31, 2018	Changes ($)
Cash	$-	$267	$(267)
Working capital deficiency	$(25,892)	$(245,711)	$219,819
Total assets	$1,040	$9,307	$(8,267)
Total liabilities	$26,932	$255,018	$(228,086)
Total stockholders’ deficit	$(25,892)	$(245,711)	$219,819

The decrease in working capital deficit was primarily attributed to decreased liabilities from the disposition of prior operations and the change of control occurred in November 2018. As of May 31, 2019, our liabilities decreased $228,086, from $255,018, as of August 31, 2018, to $26,932. The decrease is liabilities is attributable to a decrease in notes payable of $19,601, a decrease of accounts payable and accrued liabilities of $205,112, and a decrease of unearned rental income of $17,000. As of May 31, 2019, our current assets decreased $8,267, from $9,307, as of August 31, 2018, to $1,040. The decrease is primarily attributed to the $8,000 in prepaid expenses at August 31, 2018.

Cash Flows

	Nine Months Ended
	May 31,
	2019	2018	Changes ($)
Cash Flows used in Operating Activities	$(3,959)	$(1,065,585)	$1,061,626
Cash Flows Provided by Investing Activities	$1,937	$-	$1,937
Cash Flows provided by Financing Activities	$1,755	$1,403,000	$(1,401,245)
Net Change in Cash During Period	$(267)	$337,415	$(337,682)

Cash Flow from Operating Activities

The net cash used in operating activities for the nine months ended May 31, 2019 was attributed to a net income of $198,397, increased due to an increase in expenses paid by a related party of $13,627 and loss on disposition of Entest Biomedical of $6,947, and decreased by gain on write off of accounts payable of $23,629, gain on disposition of Zander of $188,589 and a net change in operating assets and liabilities of $10,712.

The net cash used in operating activities for the nine months ended May 31, 2018 was attributed to a net loss of $1,186,914, decreased by a net change in operating assets and liabilities of $121,329.

Cash Flow from Investing Activities

Net cash from investing activities was $1,937, for the nine months ended May 31, 2019, derived from proceeds from a net cash received for divestiture of Entest Biomedical.

We did not use any funds for investing activities during the nine months ended May 31, 2018.

Cash Flow from Financing Activities

Net cash from financing activities was $1,755, for the nine months ended May 31, 2019, derived from proceeds from contributed capital offset by bank overdraft, compared to net cash from financing activities of $1,403,000, for the nine months ended May 31, 2018, derived from proceeds from common stock issued from subsidiary of $1,400,000 and proceeds from note payable of $3,000.

As of May 31, 2019 and August 31, 2018, we had cash of $0 and $267, respectively.

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

Off-Balance Sheet Arrangements

As of May 31, 2019, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Entest Group, Inc.
(Registrant)

Dated: July 15, 2019	/s/ Peiwen Yu
Peiwen Yu
Chief Executive Officer and President
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

