Form 10-K
period 2019-08-31
ENTEST GROUP, INC.
filed 2019-12-20
CIK 1449447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-154989

ENTEST GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3431263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 911 Bao’an Book City Xinqiao Street Central Road, Bao’an District, Shenzhen, China
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 86-13709631109

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2019, was $440,393 based on a $0.0192 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

49,171,083 shares of common stock issued and outstanding as of December 16, 2019.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “the Company”, “we”, “us” and “our” mean Entest Group, Inc., unless otherwise indicated.

PART I

ITEM 1. BUSINESS

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

On May 5, 2018, the Company declared the distribution on a pro rata basis as a dividend in kind of 3,000,000 of the common shares of Zander Therapeutics, Inc., par value $0.0001, currently owned by Entest Group, Inc

Shareholders of the Company received one (1) common share of Zander Therapeutics, Inc. for each 17 common and/or preferred shares of the Company held as of the record date. The distribution of the 3,000,000 common shares of Zander Therapeutics, Inc. to the common and preferred shareholders of the Company occurred on June 11, 2018.

As a result of the payment of the abovementioned property dividend, the Company’s percentage of ownership of Zander fell below 50% resulting in the deconsolidation of Zander and during the quarter ended November 30, 2018, the Company divested itself of its Zander stock.

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

Our principal executive offices are located at No. 911 Bao’an Book City, Xinqiao Street Central Road, Bao’an District, Shenzhen, China. Our telephone number is 86137 0963 1109. We do not have a corporate website.

Our Current Business

Our company currently does not have any operations and has not actively conducted any operations for the year ended August 31, 2019. Our company’s business plan for the next 12 months and beyond such time is to seek new business opportunities or to engage in a business combination with an unidentified company. The analysis of new business opportunities will be undertaken by or under the supervision of our company’s management. As of the date of this filing, our company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for our company. There can be no assurance that our company will be able to identify and acquire any business entity. Even if we successfully acquire a business entity, there is no assurance that we can generate revenue and become profitable.

Employees

As of August 31, 2019, we have no employees. Other than our sole officer and director who is donating their time to the development of our company and are able to fulfil part-time requirements. We have no employees, and do not foresee hiring employees in the near future. We will be engaging independent contractors as needed who, under our direction, will fulfill the requirements of engagements that exceed our officers' time constraints.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

Our principal executive office location and mailing address is No. 911 Bao’an Book City, Xinqiao Street Central Road, Bao’an District, Shenzhen, China. The office is provided by our sole officer and director, Mr. Peiwen Yu, free of charge.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares were listed for quotation on the Pink Sheets of the OTC Markets under the symbol “ETNI”. Our shares were originally listed for quotation on August 11, 2009.

There is no established current public market for the shares of our common stock. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Our shares are issued in registered form. Securities Transfer Corporation at 2901 Dallas Pkwy, Plano, TX 75093 (Telephone: (469) 633-0101) is the registrar and transfer agent for our common shares.

On December 16, 2019, the shareholders’ list showed 186 registered shareholders with 49,171,083 shares of common stock outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of unregistered securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2019 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2019

Issuer Purchases of Equity Securities

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended August 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The Company has not conducted any active operations during the year ended August 31, 2019. No revenue has been generated by the Company within such period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to locate suitable acquisition candidates.

For the year ended August 31, 2019 compared with the year ended August 31, 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended August 31, 2019, which are included herein.

Our operating results for the year ended August 31, 2019 and the year ended August 31, 2018 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	August 31,
	2019	2018	Changes ($)
Operating expenses	$40,118	$1,520,899	$(1,480,781)
Other Income	$231,736	$43,415	$188,321
Net Income (loss)	$191,618	$(1,477,484)	$1,669,102

The Company has not conducted any operations during the year ended August 31, 2019. Revenues from operations were $0 for the years ended August 31, 2019 and 2018

For the year ended August 31, 2019, operating expenses of $40,118, consisted of professional fees of $22,689 and general and administrative expenses of $17,429.

For the year ended August 31, 2019, other income of $231,736, consisted of a gain on write off of accounts payable of $23,629, gain on disposition of Zander Therapeutics, Inc. of $188,589, rental income of $22,000, loss on disposition of Entest Biomedical Inc. of $947, write off accrued interest receivable of $1,040 and interest expense of $495.

The net income for the year ended August 31, 2019 was $191,618.

For the year ended August 31, 2018, operating expenses of $1,520,899, consisted of professional fees of $310,020, general and administrative expenses of $261,295 and research and development expenses of $949,584.

For the year ended August 31, 2018, other income of $43,415 consisted of rental income of $66,000, gain on deconsolidation of Zander Therapeutics, Inc. of $10,034, gain on sale of securities of $30,000, interest income of $132, equity losses of Zander Therapeutics, Inc. of $61,428, and interest expenses of $1,323.

The net loss for the year ended August 31, 2018, was $1,477,848.

The increase in net income for the year ended August 31, 2019, as compared to the same period ended August 31, 2018, was primarily due to other income realized, from the ceasing of prior operations, disposition of subsidiaries and change of control during the first quarter ended November 30, 2018.

Liquidity and Capital Resources

Working Capital

	August 31, 2019	August 31, 2018	Changes ($)
Cash	$-	$267	$(267)
Working capital (deficiency)	$(32,671)	$(245,711)	$213,040
Total assets	$-	$9,307	$(9,307)
Total liabilities	$32,671	$255,018	$(222,347)
Total stockholders' equity (deficit)	$(32,671)	$(245,711)	$213,040

The decrease in working capital deficit was primarily attributed to decreased liabilities from the disposition of prior operations and the change of control occurred in November 2018. As of August 31, 2019, our liabilities decreased $222,347, from $255,018, as of August 31, 2018, to $32,671. The decrease in liabilities is attributable to a decrease in notes payable of $19,601, a decrease of accounts payable and accrued liabilities of $206,943, a decrease of unearned rental income of $17,000 and an increase in due to related party of $21,197. As of August 31, 2019, our current assets decreased $9,307, from $9,307, as of August 31, 2018, to $0. The decrease is primarily attributed to the $8,000 in prepaid expenses and $1,040 accrued interest receivable at August 31, 2018.

Cash Flows

	Year Ended
	August 31,
	2019	2018	Changes ($)
Cash Flows used in Operating Activities	$(3,959)	$(1,490,101)	$(1,486,142)
Cash Flows Provided (Used) by Investing Activities	$1,937	$(2,357)	$4,294
Cash Flows provided by Financing Activities	$1,755	$1,406,166	$(1,404,411)
Net Change in Cash During Period	$(267)	$(86,292)	$(86,025)

Cash Flow from Operating Activities

The net cash used in operating activities for the year ended August 31, 2019 was attributed to a net income of $191,618, increased due to an increase in expenses paid by a related party of $21,197, loss on disposition of Entest Biomedical Inc. of $947 and decreased by gain on write off of accounts payable of $23,629, gain on disposition of Zander Therapeutics, Inc. of $188,589 and a net change in operating assets and liabilities of $11,503.

The net cash used in operating activities for the year ended August 31, 2018 was attributed to a net loss of $1,477,484, increased due to an increase in gain attributable to deconsolidation of $10,034, gain lost in deconsolidation of $332,638 and decreased by equity in losses of Zander Therapeutics, Inc. of $61,428 and a net change in operating assets and liabilities of $268,627.

Cash Flow from Investing Activities

Net cash from investing activities was $1,937, for the year ended August 31, 2019, derived from proceeds from a net cash received for divestiture of Entest Biomedical Inc.

Net cash used by investing activities was $2,357, for the year ended August 31, 2018, derived from proceeds from a net gain on sale of securities received prior to deconsolidation.

Cash Flow from Financing Activities

Net cash from financing activities was $1,755, for the year ended August 31, 2019, derived from proceeds from contributed capital of $1,821 offset by repayment of bank overdraft of $66, compared to net cash from financing activities of $1,406,166, for the year ended August 31, 2018, derived from proceeds from common stock issued from subsidiary of $1,400,000, proceeds from note payable of $6,100 and proceed from bank overdraft of$66.

As of August 31, 2019 and 2018, we had cash of $0 and $267, respectively.

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

Off-Balance Sheet Arrangements

As of August 31, 2019, we do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENTEST GROUP, INC

Financial Statements

For the year end August 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Entest Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Entest Group, Inc. (the “Company”) as of August 31, 2019, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended August 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019, and the results of its operations and its cash flows for the year ended August 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenues, has negative working capital at August 31, 2019, has incurred recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019

Las Vegas, Nevada

December 18, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Entest Group, Inc. (FKA Entest Biomedical, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Entest Group, Inc. (the “Company”) as of August 31, 2018 and the related statements of operations, stockholders’ equity, and cash flows for the year ended August 31, 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018, and the results of its operations and its cash flows for the year ended August 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ AMC Auditing

AMC Auditing

We have served as the Company’s auditor since 2012

Las Vegas, Nevada

November 19, 2018

ENTEST GROUP, INC.

Balance Sheets

	August 31,	August 31,
	2019	2018
Assets
Current Assets
Cash	$-	$267
Accrued Interest Receivable	-	1,040
Prepaid expenses	-	8,000
Total Current Assets	-	9,307

Total Assets	$-	$9,307

Liabilities And Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$11,474	$218,417
Unearned rental income	-	17,000
Due to related party	21,197	-
Note payable	-	19,601
Total Current Liabilities	32,671	255,018

Total Liabilities	32,671	255,018

Stockholders' Deficit
Preferred stock: 5,000,000 shares authorized; $0.0001 par value:
Series AA Preferred stock: 100,000 shares designated; $0.0001 par value; 667 shares issued and outstanding	-	-
Series AAA Preferred stock: 300,000 shares designated; $0.0001 par value; 534 shares issued and outstanding	-	-
Series B Preferred stock: 4,400,000 shares designated; $0.0001 par value; 728,073 shares issued and outstanding	73	73
Non-Voting Convertible Preferred stock: 3,000,000 shares authorized; $1.00 par value; 1,001,533 shares issued and outstanding	1,001,533	1,001,533
Common stock: 500,000,000 shares authorized; $0.0001 par value; 49,171,083 shares issued and outstanding	4,917	4,917
Additional paid in capital	9,025,314	9,003,892
Accumulated deficit	(10,064,508)	(10,256,126)
Total Stockholders' Deficit	(32,671)	(245,711)
Total liabilities and Stockholder's Deficit	$-	$9,307

The accompanying Notes are an integral part of these audited financial statements.

ENTEST GROUP, INC.

Statements of Operations

	For the
	Years Ended
	August 31,
	2019	2018

Revenue	$-	$-

Operating Expenses:
Research and development	-	949,584
Professional fees	22,689	310,020
General and administration	17,429	261,295
Total operating expenses	40,118	1,520,899

Operating Loss	(40,118)	(1,520,899)

Other Income (Expense):
Rental income	22,000	66,000
Gain on write off of accounts payable	23,629	-
Write off accrued interest receivable	(1,040)	-
Gain on deconsolidation of Zander	-	10,034
Equity in losses of Zander	-	(61,428)
Gain on disposition of Zander	188,589	-
Gain on sale of securities	-	30,000
Interest Income	-	132
Loss on disposition Entest Biomedical	(947)	-
Interest expense	(495)	(1,323)
Total Other Income (Expense)	231,736	43,415

Net Income (Loss) Before Income Tax	191,618	(1,477,484)

Income tax provision	-	-
Net Income (Loss)	$191,618	$(1,477,484)

Basic income (loss) per common share	$0.00	$(0.03)
Diluted income (loss) per common share	$0.00	$(0.03)

Weighted average number of common shares outstanding
Basic	49,170,472	48,987,813
Diluted	120,708,543	48,987,813

The accompanying Notes are an integral part of these audited financial statements.

ENTEST GROUP, INC.
Statements of Changes in Stockholders' Deficit
For the Year Ended August 31, 2019 and 2018

	Series AA Preferred		Series AAA Preferred		Series B Preferred		Non Voting Convertible Preferred		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non Controlling Interest In
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Subsidiary	Total
Balance August 31, 2017	667	$-	534	$-	728,073	$73	1,026,533	$1,026,533	46,671,083	$4,667	$7,465,656	$(8,721,496)	$185,050	$56,343	$16,826

Common Shares issued for conversion of Non-Voting Convertible Preferred Shares	-	-	-	-	-	-	(25,000)	(25,000)	2,500,000	250	24,750	-	-	-	-
Common Shares of subsidiary issued for cash	-	-	-	-	-	-	-	-	-	-	1,400,000	-	-	-	1,400,000
Declaration and payment of property dividend	-	-	-	-	-	-	-	-	-	-	57,143	(57,143)	-	-	-
Non controlling interest in subsidiary	-	-	-	-	-	-	-	-	-	-	56,343	-	-	(56,343)	-
Accumlated other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-	(185,050)	-	(185,050)
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	(1,477,487)	-	-	(1,477,487)
Balance August 31, 2018	667	$-	534	$-	728,073	$73	1,001,533	$1,001,533	49,171,083	$4,917	$9,003,892	$(10,256,126)	$-	$-	$(245,711)

Contributed Capital	-	-	-	-	-	-	-	-	-	-	21,422	-	-	-	21,422
Net income for the year	-	-	-	-	-	-	-	-	-	-	-	191,618	-	-	191,618
Balance August 31,2019	667	$-	534	$-	728,073	$73	1,001,533	$1,001,533	49,171,083	$4,917	$9,025,314	$(10,064,508)	$-	$-	$(32,671)

The accompanying Notes are an integral part of these audited financial statement

ENTEST GROUP, INC.

Statements of Cash Flows

	For the
	Year Ended
	August 31,
	2019	2018

Cash Flows From Operating Activities:
Net income (loss)	$191,618	$(1,477,484)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain attributable to deconsolidation	-	(10,034)
Cash lost in deconsolidation	-	(332,638)
Equity in losses of Zander	-	61,428
Loss on disposition Entest Biomedical	947	-
Gain on write off of accounts payable	(23,629)	-
Gain on disposition of Zander	(188,589)	-
Shareholder advances for operating expense	21,197	-
Changes in operating assets and liabilities:
Accrued interest receivable	1,040	(132)
Prepaid expenses	8,000	(117,388)
Accrued rental income receivable	(6,000)	-
Accounts payable and accrued expenses	(813)	369,147
Unearned rental income	(7,730)	17,000
Net Cash Used In Operating Activities	(3,959)	(1,490,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash received for divestiture of Entest Biomedical	1,937	-
Gain on sale of securities received prior to deconsolidation		(2,357)
Net Cash Provided (Used) by Investing Activities	1,937	(2,357)

Cash Flows From Financing Activities:
Contributed capital	1,821	-
Proceeds from common stock issued from subsidiary	-	1,400,000
Proceed from bank overdraft	-	66
Repayment of bank overdraft	(66)
Proceed from notes payable	-	6,100
Net Cash Provided by Financing Activities	1,755	1,406,166

Net Change in Cash	(267)	(86,292)
Cash at Beginning of Period	267	86,559
Cash at End of Period	$0	$267

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Debt Satisfied through Contributed Capital	$19,601	$-

The accompanying Notes are an integral part of these audited financial statement

ENTEST GROUP, INC.

Notes to Financial Statements

August 31, 2019, and 2018

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

As of the date of the transaction, Entest had 49,170,472 shares of common stock, 728,073 shares of Series B Preferred Stock, 667 shares of Series AA Preferred Stock, 534 shares of Series AAA Preferred Stock and 1,001,533 shares of Non-Voting Convertible Preferred Stock outstanding. The securities purchased pursuant to the SPA represent 48.3% of the outstanding shares of common stock, 90% of the outstanding shares of common stock assuming the conversion of the Non-Voting Convertible Preferred Stock on the execution date of the SPA and 94% of the voting power of Entest.

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

Going Concern and Liquidity Considerations

The accompanying audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since the change of control and disposition of its subsidiaries and has an accumulated deficit of $10,064,508. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The audited financial statements have been prepared and presented in conformity with accounting principles generally accepted in the United States (“GAAP”) applicable to annual financial information and with the instructions to Form 10-K and regulation of the Securities and Exchange Commission (“SEC”). The annual financial information has been prepared on a basis consistent with prior years and includes all disclosures that are necessary and required by applicable laws and regulations.

The audited financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (GAAP) and are presented in U.S. dollars. These annual financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Basis of Consolidation

The consolidated financial statements for the year ended August 31, 2018, include the accounts of Entest CA, the Company’s wholly owned subsidiary. These financial statements also include the accounts of Zander up to June 10, 2018. Significant inter-company transactions have been eliminated. During the year ended August 31, 2019, the entities were deconsolidated (see Notes 3, 5 and 6).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

 Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had $0 and $267 in cash at August 31, 2019 and 2018, respectively.

Fair Value Measurements

As defined in ASC 820” Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The Company's financial instruments consist of interest receivable, accounts payable, and due to related parties.  The carrying amounts of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized.

Basic and Diluted Net Income (Loss) per Common Share

We compute basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

For the year ended August 31, 2019 and 2018, respectively, the following common stock equivalents were potentially dilutive.

	Years ended August 31,
	2019	2018
	(Shares)	(Shares)
Non-Voting Convertible Preferred Stock	71,538,071	96,807,783

For the year ended August 31, 2018, we excluded the computation of diluted net loss per share as the result of the computation was anti-dilutive, therefore, the diluted loss per share is the same as basic loss per share.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842) "Leases." Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) Topic 840 "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods and interim periods within those years beginning after 15 December 2018. Early adoption by public entities is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. Full retrospective application is prohibited. The Company does not anticipate this amendment to have a significant impact on the financial statements.

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after 15 December 2019. The Company does not anticipate this amendment to have a significant impact on the financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this ASU address a narrow-scope financial reporting issue related to the tax effects that may become “stranded” in accumulated other comprehensive income (AOCI) as a result of the Tax Cuts and Jobs Act (TCJA). The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after 15 December 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company does not anticipate this amendment to have a significant impact on the financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework –Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU on the Company’s financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

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

The Company recognized a loss of $947 on the disposition based on the difference between the Net Assets of the subsidiary and the consideration paid.

During the year ended August 31, 2019, the Company’s sole officer advanced to the Company an amount of $21,197 for the payment of operating expenses on behalf of the Company. As of August 31, 2019, and 2018, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $21,197 and $0, respectively.

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

As of August 31, 2019, and August 31, 2018, 667 shares of Series AA Preferred Stock were issued and outstanding.

Series B Preferred Stock

The Company is authorized to issue 4,400,000 shares of Series B Preferred Stock at a par value of $0.0001 per share.

As of August 31, 2019, and August 31, 2018, 728,073 shares of Series B Preferred Stock were issued and outstanding.

Series AAA Preferred Stock

The Company is authorized to issue 300,000 shares of Series AAA Preferred Stock at a par value of $0.0001 per share.

As of August 31, 2019, and August 31, 2018, 534 shares of Series AAA Preferred Stock were issued and outstanding.

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

As of August 31, 2019, and August 31, 2018, 1,001,533 shares of Non-Voting Convertible Preferred Stock were issued and outstanding.

Common Shares

The Company is authorized to issue 500,000,000 shares of Common Stock at a par value of $0.0001 per share.

As of August 31, 2019, and August 31, 2018, 49,171,083 shares of Common Stock were issued and outstanding.

NOTE 5. DECONSOLIDATION OF ZANDER THERAPEUTICS, INC.

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

As a result of the payment of the abovementioned property dividend, the Company’s percentage of ownership of Zander fell below 50% resulting in the deconsolidation of Zander as of the Distribution Date. As of the Distributio

Date all assets and liabilities attributable to Zander were derecognized by the Company. The Company recognized a $10,034 gain as a result of the deconsolidation. The Property dividend may be deemed to have occurred with a related party as the recipients were shareholders of Entest, including the then Chairman and Chief Executive Officer of Entest and Regen Biopharma, Inc. which was a company under common control with Entest.

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

NOTE 6. DISPOSITION OF ENTEST BIOMEDICAL, INC., A CALIFORNIA CORPORATION

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

The Company recognized a loss of $947 on the disposition based on the difference between the Net Assets of the subsidiary and the Consideration paid.

Cash derecognized in Divestiture	$(63)
Accrued Rent Receivable Derecognized in Divestiture	$(6,000)
Liabilities Derecognized in Divestiture	$3,116

Consideration Received in Divestiture	$2,000
Loss Recognized in Divestiture	$(947)

NOTE 7. INCOME TAXES

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

The income tax provision for the years ended August 31, 2019 and 2018, consists of the following:

	August 31,	August 31,
	2019	2018
Net income (loss)	$191,618	$(1,477,484)
Effective tax rate	21%	21%
Income tax expense (benefit)	40,240	(310,272)
Less: valuation allowance	(40,240)	310,272
Income tax expense (benefit)	$-	$-

Net deferred tax assets consist of the following components as of August 31, 2019 and 2018:

	August 31,	August 31,
	2019	2018
Net operating tax carryforwards	$5,963	$2,156,652
Valuation allowance	(5,963)	(2,156,652)
Net deferred tax asset	$-	$-

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law including lowering the corporate tax rate from 34% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our balance sheet. The Company has completed the accounting for the effects of the Act during the year ended August 31, 2019. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no impact on the balance sheet.

At August 31, 2019 and 2018, the Company had $28,393 and $10,269,773 respectively of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire beginning in 2029. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely.

The NOL carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382. The Company experienced a change in control for tax purposes in November 2018 (see Note 1). Due to change of control, the Company will not be able to carryover approximately $10,050,000 of NOL generated before November 27, 2018 to offset future income.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of August 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 9, 2019 (the “Effective Date”), Entest Group, Inc. (the “Company”) accepted the resignation of AMC Auditing, LLC (“AMC”) the Company’s prior independent registered public accounting firm, effective immediately. The change occurred in connection with AMC’s merger with Prager Metis CPAs, LLC (“Prager”). On the Effective Date, the board of directors of the Company approved the resignation of AMC and the appointment by the Company of Prager to serve as the Company’s independent registered public accounting firm effective April 8, 2019.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our company carried out an evaluation, with the participation of our company’s management, including our company’s Chief Executive Officer (our principal executive officer and our principal financial and accounting officer), of the effectiveness of our company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our company’s CEO concluded that our company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by our company in the reports that our company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our company’s management, including our company’s CEO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses identified below.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Report of Management on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our internal control system was designed, in general, to provide reasonable assurance to our company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to our company's annual or interim financial statements will not be prevented or detected.

In the course of management's assessment, management concluded that our internal control over financial reporting was not effective as of August 31, 2019. We have identified the following material weaknesses in internal control over financial reporting:

•

Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures

•	Maintenance of Current Accounting Records – We may from time to time fail to maintain our records that in reasonable detail accurately and fairly reflect the transactions of our company.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a Certified Public Accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. Our company is still in its development stage and intends on hiring the necessary staff to address the weaknesses once revenue has been realized.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Except as provided above, there is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Peiwen Yu	President, Chief Executive Officer and Director	49	November 15, 2018

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Peiwen Yu - President and Chief Executive Officer and Director

Mr. Yu has been Chairman of Guangdong Bokai Electric Industrial Co., Ltd. since March 2005. He also serves as Chairman of a number of private companies in China such as Lianjiang Bokai Wood Industry Co., Ltd. and Zhanjiang Bokai Tourism Development Co., Ltd. Mr. Yu earned a master’s degree in Business Administration from SUN YA-SEN UNIVERSITY in 2003 and a Bachelor of Administration Degree from the same institution.

Our company believes that Mr. Yu’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

Employment Agreements

There are no written employment agreements with our officers and directors.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in certain legal proceedings.

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

On November 11, 2009 we adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 which was filed as Exhibit 14.1 to our Annual Report on Form 10-K filed on November 17, 2009.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2019. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2019, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2019 and 2018 and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Peiwen Yu(1)	2019	-		-	-	-	-	-	-	-
President, CEO and Director	2018	N/A		N/A	N/A	N/A	N/A	N/A	N/A	N/A

David Koos(2)	2019	-		-	-	-	-	-	-	-
Former Chairman, President, Acting CFO, Secretary and Director	2018	120,000	(3)	17,000	-	-	-	-	-	137,000
___________

(1)	Mr. Yu was appointed president, CEO and a director on November 15, 2018.
(2)	Mr. Koos resigned all officer positions on November 15, 2018 and as a director on November 21, 2018.
(3)	Does not include $88,000 in salary accrued but unpaid during prior periods paid to David Koos during the fiscal year ended August 31, 2018.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended August 31, 2019 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended August 31, 2019 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended August 31, 2019.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 16, 2019, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Peiwen Yu c/o Entest Group, Inc.	23,733,334 Common / Direct	48.27%
Directors and Executive Officers as a Group	23,733,334 Common	48.27%
Life Sciences Journeys’ Inc. 1106 2nd Street Encinitas CA 92024	2,500,000 Common / Direct	5.08%
5% Shareholders as a Group	2,500,000 Common	5.08%

____________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 16, 2019. As of December 16, 2019 there were 49,171,083 shares of our company’s common stock issued and outstanding.

Series B Preferred

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Tomas Ichim 9255 Town Center Dr San Diego CA 92121	500,000 Series B Preferred / Direct	68.6%
Thomas Donnelly 38 Miriam Road Denistone, NSW Australia	100,000 Series B Preferred / Direct	13.761%
Linda Black 521 Garfield Ave Winter Park FL 32789	100,000 Series B Preferred / Direct	13.761%
5% Shareholders as a Group	700,000 Series B Preferred	96.12%

_________

(1)	As of December 16, 2019 there were 728,073 Series B Preferred shares issued and outstanding.

Series AA Preferred

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Peiwen Yu c/o Entest Group, Inc.	667 Series AA Preferred / Direct	100.%
Directors and Executive Officers as a Group	667 Series AA Preferred	100%

_________

(1)	As of December 16, 2019 there were 667 Series AA Preferred shares issued and outstanding.

Series AAA Preferred

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Peiwen Yu c/o Entest Group, Inc.	534 Series AAA Preferred / Direct	100.%
Directors and Executive Officers as a Group	534 Series AAA Preferred	100%

_________

(1)	As of December 16, 2019 there were 534 Series AAA Preferred shares issued and outstanding.

Non-Voting Convertible Preferred

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Peiwen Yu c/o Entest Group, Inc.	1,001,533 Non-Voting Convertible Preferred / Direct	100.%
Directors and Executive Officers as a Group	1,001,533 Non-Voting Convertible Preferred	100%

_________

(1)	As of December 16, 2019 there were 1,001,533 Non-Voting Convertible Preferred shares issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years:

On July 3, 2018, Zander entered into a sublease agreement with Entest whereby Zander would sublet office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from Entest on a month to month basis for $6,000 per month beginning July 5, 2018. On November 16, 2018 Zander Therapeutics Inc. and the Company agreed to terminate Zander’s sublease with the Company effective the rental period commencing November 2018. David R. Koos, who served as Chairman and Chief Executive Officer of Zander as of that date also served as Chairman and Chief Executive Officer of Entest as of that date. Zander was under common control with Entest as of that date.

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

The Company recognized a loss of $947 on the disposition based on the difference between the Net Assets of the subsidiary and the consideration paid.

During the year ended August 31, 2019, the Company’s sole officer advanced to the Company an amount of $21,197 for the payment of operating expenses on behalf of the Company. As of August 31, 2019, and 2018, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $21,197 and $0, respectively.

Director Independence

We currently act with one director, Peiwen Yu. We have determined that we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2019 and for fiscal year ended August 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended August 31, 2019	Year Ended August 31, 2018

Audit Fees	$8,500	$15,000
Audit-Related Fees	8,000	13,546
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$16,500	$28,546

Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

Audit Related Fees: Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. During the year ended August 31, 2019 these fees were primarily derived from review of financial statements in the Company's Form 10Q Reports.

All services listed were pre-approved by the Board of Directors, functioning as the Audit Committee in accordance with Section 2(a) 3 of the Sarbanes-Oxley Act of 2002.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Filed herewith.

** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ENTEST GROUP, INC.

Dated December 19, 2019	By:	/s/ Peiwen Yu
Peiwen Yu
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 19, 2019	/s/ Peiwen Yu
Peiwen Yu
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

