Form 10-Q
period 2019-11-30
ENTEST GROUP, INC.
filed 2020-01-21
CIK 1449447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

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

86 13709631109

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes      [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes      [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [X] Yes      [ ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

49,171,083 shares of common stock as of January 20, 2020

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ENTEST GROUP, INC.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2019

ENTEST GROUP, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	November 30,	August 31,
	2019	2019
Assets
Current assets
Cash	$—	$—
Total current assets	—	—

Total Assets	$—	$—

Liabilities And Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$12,371	$11,474
Due to related party	38,292	21,197
Total current liabilities	50,663	32,671

Total liabilities	50,663	32,671

Stockholders' Deficit
Series AA Preferred stock: 100,000 shares authorized; $0.0001 par value 667 shares issued and outstanding	—	—
Series AAA Preferred stock: 300,000 shares authorized; $0.0001 par value 534 shares issued and outstanding	—	—
Series B Preferred stock: 4,400,000 shares authorized; $0.0001 par value 728,073 shares issued and outstanding	73	73
Non-Voting Convertible Preferred stock: 3,000,000 shares authorized; $1.00 par value; 1,001,533 shares issued and outstanding	1,001,533	1,001,533
Common stock: 500,000,000 shares authorized; $0.0001 par value 49,171,083 shares issued and outstanding	4,917	4,917
Additional paid in capital	9,025,314	9,025,314
Accumulated deficit	(10,082,500)	(10,064,508)
Total stockholders' deficit	(50,663)	(32,671)
Total Liabilities and Stockholder's Deficit	—	—

The accompanying Notes are an integral part of these unaudited interim financial statements.

ENTEST GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended November 30,
	2019	2018

Revenue	$—	$—

Operating expenses:
Professional fees	17,992	2,439
General and administration	—	11,615
Total operating expenses	17,992	14,054

Operating loss	(17,992)	(14,054)

Other income (expense):
Rental income	—	28,000
Gain on write off of accounts payable	—	23,629
Gain on disposition of Zander	—	188,589
Refund on amount previously paid	—	1,289
Loss on disposition Entest Biomedical	—	(6,947)
Interest expense	—	(495)
Total other income (expense)	—	234,065

Net income (loss)	$(17,992)	$220,011

Basic income (loss) per common share	$(0.00)	$0.00
Diluted income (loss) per common share	$(0.00)	$0.00

Weighted average number of common shares outstanding
Basic	49,171,083	49,171,083
Diluted	49,171,083	179,240,304

The accompanying Notes are an integral part of these unaudited interim financial statements.

ENTEST GROUP, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

For the Three Months Ended November 30, 2019

							Non-Voting
							Convertible
	Series AA Preferred		Series AAA Preferred		Series B Preferred		Preferred Convertible Preferred		Common Stock		Additional
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid In Capital	Accumulated Deficit	Total
Balance August 31, 2019	667	$—	534	$—	728,073	$73	1,001,533	$1,001,533	49,171,083	$4,917	$9,025,314	$(10,064,508)	$(32,671)

Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	(17,992)	(17,992)
Balance November 30, 2019	667	$—	534	$—	728,073	$73	1,001,533	$1,001,533	49,171,083	$4,917	$9,025,314	$(10,082,500)	$(50,663)

For the Three Months Ended November 30, 2018

							Non-Voting Convertible
	Series AA Preferred		Series AAA Preferred		Series B Preferred		Preferred Convertible Preferred		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - August 31, 2018	667	$—	534	$—	728,009	$73	1,001,533	$1,001,533	49,171,083	$4,917	$9,003,892	$(10,256,126)	$(245,711)

Contributed Capital	—	—	—	—	—	—	—	—	—	—	21,422	—	21,422
Net income for the period	—	—	—	—	—	—	—	—	—	—	—	220,011	220,011
Balance - November 30, 2018	667	$0	534	$—	728,009	$73	1,001,533	$1,001,533	49,171,083	$4,917	$9,025,314	$(10,036,115)	$(4,278)

The accompanying Notes are an integral part of these unaudited interim financial statements.

ENTEST GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Three Months Ended
	November 30,
	2019	2018

Cash Flows from Operating Activities:
Net income (loss)	$(17,992)	$220,011
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on disposition Entest Biomedical	—	6,947
Gain on disposition of Zander	—	(188,589)
Net cash received for divestiture of Entest Biomedical	—	1,937
Gain on write off of accounts payable	—	(23,629)
Changes in operating assets and liabilities:
Increase in accrued rental income receivable	—	(12,000)
Increase in accounts payable and accrued expenses	897	1,180
Decrease in unearned rental income	—	(7,730)
Net cash used in operating activities	(17,095)	(1,873)

Cash Flows from Financing Activities:
Contributed capital	—	1,821
Repayment of bank overdraft	—	(66)
Proceeds from related parties	17,095	—
Net cash provided by financing activities	17,095	1,755

Net increase (decrease) in cash	—	(118)
Cash at Beginning of Period	—	267
Cash at End of Period	$—	$149

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental Disclosure of Non-Cash Financing Activity:
Debt satisfied through contributed capital	$—	$19,601

The accompanying Notes are an integral part of these unaudited interim financial statements.

ENTEST GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND GOING CONCERN

Entest Group, Inc. (the “Company” or “Entest”) was incorporated in the State of Nevada on September 24, 2008 as JB Clothing Corporation. On July 12, 2009, the Company changed its name to EntestBioMedical, Inc. On February 12, 2018 the Company changed its name from EntestBioMedical, Inc. to Entest Group, Inc.

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

Going Concern and Liquidity Considerations

The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since the change of control and disposition of its subsidiaries and has an accumulated deficit of $10,082,500. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of November 30, 2019 and the results of operations, statements of changes in stockholders’ deficit and cash flows for the periods presented. The results of operations for the period ended November 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2019 filed with the Securities and Exchange (the “SEC”) on December 20, 2019.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had $0 in cash and cash equivalents as of both November 30, 2019 and August 31, 2019.

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

The Company's financial instruments consist of cash, prepaid expense, accounts payable, and due to related parties.  The carrying amounts of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

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

Basic and Diluted Net Income (Loss) per Common Share

Management computes basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share ("EPS") calculations.

	Three Months Ended
	November 30,
	2019	2018
Numerator:
Net income (loss)	$(17,992)	$220,011
Earnings allocated to participating securities	—	—
Income (loss) available to common stockholders	$(17,992)	$220,011

Denominator:
Weighted-average shares of common stock	49,171,083	49,171,083
Dilutive effect of convertible instruments	—	130,069,221
Diluted weighted-average of common stock	49,171,083	179,240,304

Net income (loss) per common share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

For the three months ended November 30, 2019, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

For the three months ended November 30, 2018, diluted earnings per share is calculated using net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during each period determined using the if-converted method.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.The reclassification has no effect onpreviously reported results of operations or cash flows.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's unaudited condensed financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

During the period ended November 30, 2019, the Company’s sole officer advanced to the Company an amount of $17,095 for the payment of operating expenses on behalf of the Company. As of November 30, 2019 and August 31, 2019, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $38,292 and $21,197, respectively.

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

Series AA Preferred Stock

The Company is authorized to issue 100,000 shares of Series AA Preferred Stock at a par value of $0.0001 per share.As of November 30, 2019, and August 31, 2019, 667 shares of Series AA Preferred Stock were issued and outstanding.

Series B Preferred Stock

The Company is authorized to issue 4,400,000 shares of Series B Preferred Stock at a par value of $0.0001 per share.As of November 30, 2019, and August 31, 2019, 728,073 shares of Series B Preferred Stock were issued and outstanding.

Series AAA Preferred Stock

The Company is authorized to issue 300,000 shares of Series AAA Preferred Stock at a par value of $0.0001 per share.As of November 30, 2019, and August 31, 2019, 534 shares of Series AAA Preferred Stock were issued and outstanding.

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

As of November 30, 2019, and August 31, 2019, 1,001,533 shares of Non-Voting Convertible Preferred Stock were issued and outstanding.

Common Shares

The Company is authorized to issue 500,000,000 shares of Common Stock at a par value of $0.0001 per share.As of November 30, 2019, and August 31, 2019, 49,171,083 shares of Common Stock were issued and outstanding.

NOTE 5. DECONSOLIDATION OF ZANDER THERAPEUTICS, INC.

On June 18, 2015,Entest established Zander Therapeutics, Inc. (“Zander”), a then wholly owned subsidiary.

On May 5, 2018, The Company declared the distribution on a pro rata basis as a dividend in kind of 3,000,000 of the common shares of Zander Therapeutics, Inc., par value $0.0001 to:

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

As a result of the payment of the abovementioned property dividend, the Company’s percentage of ownership of Zander fell below 50% resulting in the deconsolidation of Zander as of the Distribution Date. As of the Distribution Date, all assets and liabilities attributable to Zander were derecognized by the Company. The Company recognized a $10,034 gain as a result of the deconsolidation. The Property dividend may be deemed to have occurred with a related party as the recipients were shareholders of Entest, including the then Chairman and Chief Executive Officer of Entest and Regen Biopharma, Inc. which was a company under common control with Entest.

The Company’s remaining shares of Zander, which consisted of 5,000,000 shares of Zander’s Series M Preferred Stock (“Zander M Stock”) were accounted for under Equity Method as of the Distribution Date until November 29, 2018. The Zander M Stock was carried a Fair Value and the carrying value was increased by the Company’s proportionate share of earnings of Zander and decreased by cash dividends paid by Zander as well as the Company’s proportionate share of losses of Zander up to the carrying value. As of August 31, 2018, the carrying value of the Zander M Stock was decreased by the Company’s proportionate share of the losses of Zander, amounted to $0. As of August 31, 2018, Entest beneficially owned 34.82% of the share equity of Zander.

During the quarter ended November 30, 2018, the Company divested itself of the Zander M Stock as satisfaction of $179,318 of interest accrued but unpaid owed by the Company and $9,270 of unearned rental payments made to the Company. As the Zander M Stock had a carrying value of $0, the Company recognized a gain of $188,589 on the disposition during the three months ended November 30, 2018.

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

The Company recognized a loss of $6,947 on the disposition based on the difference between the net assets of Entest Biomedical, Inc. and consideration received.

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

The income tax provision for the periods ended November30, 2019 and 2018, consists of the following:

	November 30,	November 30,
	2019	2018
Net income (loss)	$(17,992)	$220,011
Effective tax rate	21%	21%
Income tax expense (benefit)	(3,778)	46,202
Less: valuation allowance	3,778	(46,202)
Income tax expense (benefit)	$—	$—

Net deferred tax assets consist of the following components as of November 30, 2019 and August 31, 2019:

	November 30,	August 31,
	2019	2019
Net operating loss carryforwards	$9,741	$5,963
Valuation allowance	(9,741)	(5,963)
Net deferred tax asset	$—	$—

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

At November 30, 2019and August 31, 2019, the Company had $46,385 and $28,393 respectively of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire beginning in 2029. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely.

The NOL carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382. The Company will not able to carryover the NOL generated before November 27, 2018 to offset future income due to the change of control in November 2018 (see Note 1).

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of November 30, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Entest Group, Inc., unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada on September 24, 2008 as JB Clothing Corporation. Until July 10, 2009, our principal business objective was the offering of active/leisure fashion design clothing.

On July 10, 2009 we abandoned our efforts in the field of active/leisure fashion design clothing when we acquired 100% of the share capital of EntestBioMedical, Inc., a California corporation, (“Entest CA”) from Bio-Matrix Scientific Group, Inc. (“BMSN”) for consideration consisting of 10,000,000 shares of the common stock of the Company and the cancellation of 10,000,000 shares of the Company owned and held by Mr. Rick Plote. On July 12, 2009, the Company changed its name to EntestBioMedical, Inc.

On June 18, 2015 Entest established Zander Therapeutics, Inc., a then wholly owned subsidiary. Zander was established to engage primarily in the development and commercialization of veterinary medical therapies which we intend to license from other entities as well as develop internally

The Company changed its name to Entest Group, Inc. on February 12, 2018.

On May 5, 2018, the Company declared the distribution on a pro rata basis as a dividend in kind of 3,000,000 of the common shares of Zander Therapeutics, Inc., par value $0.0001.

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

Currently we do not have any subsidiaries.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

Our company currently does not have any operations and has not actively conducted any operations for the quarter ended November 30, 2019. Our company’s business plan for the next 12 months and beyond such time is to seek new business opportunities or to engage in a business combination with an unidentified company. The analysis of new business opportunities will be undertaken by or under the supervision of our company’s management. As of the date of this filing, our company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for our company. There can be no assurance that our company will be able to identify and acquire any business entity. Even if we successfully acquire a business entity, there is no assurance that we can generate revenue and become profitable.

Results of Operations

We have not conducted any active operations during the period ended November 30, 2019. No revenue has been generated by us within such period. It is unlikely we will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances raises substantial doubt about our ability to continue as a going concern. Our plan of operation for the next twelve months shall be to locate suitable acquisition candidates.

For the three months ended November 30, 2019 compared with the three months ended November 30, 2018:

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended November 30, 2019, which are included herein.

Our operating results for the quarter ended November 30, 2019 and the quarter ended November 30, 2018 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	November 30,
	2019	2018	Changes ($)
Operating expenses	$17,992	$14,054	$3,938
Other (income) expense	$—	$(234,065)	$234,065
Net income (loss)	$(17,992)	$220,011	$(238,003)

We have not conducted any operations during the quarter ended November 30, 2019. Revenues from operations were $0 for the quarter ended November 30, 2019 and 2018.

For the quarter ended November 30, 2019, operating expenses of $17,992, consisted solely of professional fees.

The net loss for the quarter ended November 30, 2019 was $17,992.

For the quarter ended November 30, 2018, operating expenses of $14,054, consisted of professional fees of $2,439 and general and administrative expenses of $11,615.

For the quarter ended November 30, 2018, other income of $234,065 consisted of rental income of $28,000, gain on write off of accounts payable of $23,629, gain on disposition of Zander Therapeutics, Inc. of $188,589, refund on amount previously paid of $1,289, and loss on disposition Entest Biomedical Inc. of $6,947, and interest expenses of $495.

The net income for the quarter ended November 30, 2018, was $220,011.

The decrease in net income for the quarter ended November 30, 2019, as compared to the same quarter ended November 30, 2018, was primarily due to other income realized, from the ceasing of prior operations, disposition of subsidiaries and change of control during the first quarter ended November 30, 2018.

Liquidity and Capital Resources

Working Capital

	November 30, 2019	August 31, 2019	Changes ($)
Cash	$—	$—	$—
Working capital deficit	$(50,663)	$(32,671)	$17,992
Total assets	$—	$—	$—
Total liabilities	$50,663	$32,671	$17,992
Total stockholders’ deficit	$(50,663)	$(32,671)	$(17,992)

The increase in working capital deficit was primarily attributed to increase in current liabilities. As of November 30, 2019, our current and total liabilities increased by $17,992, from $32,671, as of August 31, 2019, to $50,663. The increase in liabilities is attributable to the increase in due to related party of $17,095, accounts payable and accrued liabilities of $897. As of November 30, 2019, and August 31, 2019, our current assets were $0.

Cash Flows

	Three Months Ended
	November 30,
	2019	2018	Changes ($)
Cash flows used in operating activities	$(17,095)	$(1,873)	$(15,222)
Cash flows provided by (used in) investing activities	$—	$—	$—
Cash flows provided by financing activities	$17,095	$1,755	$15,340
Net change in cash during period	$—	$(118)	$118

Cash Flow from Operating Activities

The net cash used in operating activities for the quarter ended November 30, 2019 was attributed to a net loss of $17,992, offset by an increase in accounts payable and accrued liabilities of $897.

The net cash used in operating activities for the quarter ended November 30, 2018 was attributed to the gain on write off accounts payable of $23,629, gain on disposition of Zander Therapeutics, Inc. of $188,589 and a net change in operating assets and liabilities of $18,550, partially offset by net income $220,011.

Cash Flow from Investing Activities

During the three months ended November 30, 2019 and 2018, our Company did not have any investing activities.

Cash Flow from Financing Activities

The net cash provided by financing activities for the three months ended November 30, 2019 was attributed to the proceed from the related party of $17,095.

The net cash provided by financing activities for the three months ended November 30, 2018 was attributed to the proceeds from contributed capital of $1,821, offset by repayment of bank overdraft of $66.

As of November 30, 2019 and August 31, 2019, we had no cash.

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

Off-Balance Sheet Arrangements

As of November 30, 2019, we do not have any off-balance sheet arrangements.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ENTEST GROUP, INC.
(Registrant)

Dated: January 21, 2020	/s/ Peiwen Yu
Peiwen Yu
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

